Form 10-Q
period 1996-03-31
NOEL GROUP INC
filed 1996-05-15
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-19737

                                NOEL GROUP, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                            13-2649262
- - ------------------------------             ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 incorporation or organization)

667 Madison Avenue, New York, New York                  10021-8029
- - ---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

                                 (212) 371-1400
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X         No
                               ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 13, 1996
- - -----------------------------                 ---------------------------
Common Stock - $.10 Par Value                           20,192,233

                        NOEL GROUP, INC. AND SUBSIDIARIES


                                      INDEX




                                                                                      Page No.
PART I - FINANCIAL INFORMATION


Item 1.        Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995                                          3

               Consolidated Statements of Operations
               Three Months Ended March 31, 1996 and 1995                                    4

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1996 and 1995                                    5

               Notes to Consolidated Financial Statements                                    6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                         8

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                            13

Item 3.        Defaults upon Senior Securities                                              13

Item 6.        Exhibits and Reports on Form 8-K                                             13


                         PART 1 - FINANCIAL INFORMATION
Item 1. - Financial Statements
                        NOEL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                                March 31,     December 31,
                                                                  1996           1995
                                                                  ----           ----
                                                               (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                   $   6,771    $  10,446
    Short-term investments                                         13,800       18,378
    Accounts receivable, less allowances of $2,566 and $2,867      24,899       21,111
    Inventories                                                    31,206       30,460
    Other current assets                                            2,075        4,294
                                                                ---------    ---------
                                                                   78,751       84,689

Equity investments                                                 35,806       34,520
Other investments                                                  24,091       20,174
Property, plant and equipment, net                                 39,720       40,563
Intangible assets, net                                             44,126       44,562
Net assets of discontinued operations                                 268          779
Other assets                                                       14,825       14,470
                                                                ---------    ---------
Total assets                                                    $ 237,587    $ 239,757
                                                                =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
    Short-term debt                                             $   1,004    $      -
    Current portion of long-term debt                               5,500        5,233
    Trade accounts payable                                         12,931       12,339
    Accrued compensation and benefits                               5,590        5,769
    Other current liabilities                                      15,423       19,201
                                                                ---------    ---------
                                                                   40,448       42,542

Long-term debt                                                     69,793       69,197
Other long-term liabilities                                        28,435       28,913
Minority interest                                                   6,346        6,185
                                                                ---------    ---------
Total liabilities                                                 145,022      146,837
                                                                ---------    ---------
Stockholders' Equity:
   Preferred stock, $.10 par value, 2,000,000 shares
     authorized, none outstanding                                    -             -
   Common stock, $.10 par value, 48,000,000 shares
     authorized, 20,203,233 issued                                  2,020        2,020
   Capital in excess of par value                                 204,383      204,466
   Accumulated deficit                                           (112,721)    (112,466)
   Cumulative translation adjustment                                 (630)        (613)
   Treasury stock at cost, 11,000 shares                             (487)        (487)
                                                                ---------    ---------
Total stockholders' equity                                         92,565       92,920
                                                                ---------    ---------
Total liabilities and stockholders' equity                      $ 237,587    $ 239,757
                                                                =========    =========


The accompanying notes are an integral part of these financial statements.

                           NOEL GROUP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                             Three Months Ended March 31,
                                      (Unaudited)
                   (Dollars in thousands, except per share amounts)


                                                                      1996          1995
                                                                      ----          ----
Sales                                                               $43,119         $45,079

Cost of sales                                                        24,595          25,174
Selling, general, administrative and other expenses                  16,716          19,001
Depreciation and amortization                                           984           1,182
                                                                  ---------        --------
                                                                     42,295          45,357
                                                                  ---------        --------
Operating income (loss)                                                 824            (278)
                                                                  ---------        --------
Other Income (Expense):
   Other income                                                         259             312
   Income from equity investments                                     1,369           1,217
   Interest expense                                                  (1,935)         (2,104)
   Minority interest                                                   (173)           (410)
                                                                  ---------        --------
                                                                       (480)           (985)
                                                                  ---------        --------
Income (Loss) from continuing operations before income taxes            344          (1,263)
Provision for income taxes                                             (641)           (874)
                                                                  ---------        --------
Loss from continuing operations                                        (297)         (2,137)
Income (Loss) from discontinued operations                               42            (452)
                                                                  ---------        --------
Net loss                                                          ($    255)      ($  2,589)
                                                                  ==========      ==========


Loss per common and common equivalent share from:
   Continuing operations                                             ($0.01)         ($0.11)
   Discontinued operations                                             0.00           (0.02)
                                                                 ----------       ----------
Net loss per common and common equivalent share                      ($0.01)         ($0.13)
                                                                 ==========       ==========
Weighted average common and common equivalent shares             20,192,233       20,192,233
                                                                 ==========       ==========



The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)
                             (dollars in thousands)




                                                                   1996        1995
                                                                   ----        ----
Net cash used for operating activities                           ($4,508)    ($3,291)

Cash Flows from Investing Activities:
    Payments for companies purchased, net of cash acquired           (30)        (30)
    Cash of deconsolidated subsidiary                               --        (4,303)
    (Purchases) Sales of short-term investments, net               4,582       1,465
    Purchases of investments                                      (3,922)        (94)
    Purchases of property, plant and equipment                      (667)       (585)
    Other, net                                                      (676)       (466)
                                                                 -------      ------
Net cash used for investing activities                              (713)     (4,013)
                                                                 -------      ------
Cash Flows from Financing Activities:
    Borrowings from revolving credit line and long-term debt      32,107      33,636
    Repayments under revolving credit line and long-term debt    (30,329)    (33,273)
    Change in other long-term liabilities                           (229)       (738)
                                                                 -------      ------
Net cash provided from (used for) financing activities             1,549        (375)
                                                                 -------      ------
Effect of exchange rates on cash                                      (3)          4
                                                                 -------      ------
Net decrease in cash and cash equivalents                        ($3,675)    ($7,675)
                                                                 =======     =======



The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF MARCH 31, 1996 AND FOR THE THREE MONTHS
                          ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

        The consolidated financial statements for Noel Group, Inc. ("Noel") and its subsidiaries (the "Company") included in this Form 10-Q have been prepared by Noel without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Noel's 1995 annual report. In the opinion of management, the information furnished reflects all adjustments which are necessary to present fairly such information. These adjustments, except as otherwise disclosed, consist only of normal recurring adjustments.

CONSOLIDATION

        The consolidated financial statements include the accounts of Noel and its subsidiaries, Belding Heminway Company, Inc. ("Belding"), Curtis Industries, Inc. ("Curtis"), and Lincoln Snacks Company ("Lincoln") after the elimination of significant intercompany transactions. The March 31, 1995, financial statements have been restated to reflect Simmons Outdoor Corporation, Belding's home furnishings division, Curtis' retail division, and TDX Corporation as discontinued operations due to their sale in 1995 or anticipated sale in 1996.

        HealthPlan Services Corporation ("HPS") was acquired by Noel on September 30, 1994. Following HPS's initial public offering on May 19, 1995 and Noel's simultaneous exchange of its entire holding of HPS preferred stock and accrued dividends into HPS common stock, Noel's voting interest dropped below 50%. Therefore, Noel has also restated the March 31, 1995, financial statements to account for HPS as if HPS had been an equity investment from January 1, through March 31, 1995.

        Summarized income statement information for HPS for the three months ended March 31, 1996 and 1995 is as follows (dollars in thousands):


                                                        1996           1995
                                                   -------------    -----------
        Revenue                                    $      31,008    $    23,576
                                                   =============    ===========
        Gross profit                                         n/a            n/a
                                                   =============    ===========
        Income from continuing operations          $       3,334    $     1,855
                                                   =============    ===========
        Net income                                 $       3,334    $     1,855
                                                   =============    ===========
        Net income available to common
            shareholders                           $       3,334    $     1,570
                                                   =============    ===========
        Noel's share of net income available to
           common shareholders                     $       1,393    $       912
                                                   =============    ===========

SEASONALITY

        The results of operations for the first quarter may not be indicative of the operating results for the full year. Lincoln's business is seasonal, with the third and fourth quarters historically showing higher sales.

INVENTORIES

        Inventories consist of the following (dollars in thousands):


                                                       March 31,        December 31,
                                                         1996              1995
                                                   -----------------    -----------
        Raw material and supplies                      $   7,072          $  6,088
        Work in process                                    6,769             6,033
        Finished goods                                    17,365            18,339
                                                       ---------          --------
                                                        $ 31,206          $ 30,460
                                                       =========          ========


LOSS PER COMMON AND COMMON EQUIVALENT SHARE

        Loss per share is computed based on the weighted average number of shares of Noel Common Stock and dilutive equivalents outstanding during the respective periods. Fully diluted earnings per common and common equivalent share have not been presented since the computation would be antidilutive.

2.      COMMITMENTS AND CONTINGENCIES:

        The Company is involved in various legal proceedings generally incidental to its businesses. While the result of any litigation contains an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

        On March 5, 1996, a consortium led by Noel and Chase Capital Partners, formerly Chemical Venture Partners, purchased by auction the concession for the Brazilian federal railroad's western network for approximately $63.6 million. The purchase of the network consisted of a 30-year concession and a lease of the federal railroad's equipment. To date, Noel has invested $3.8 million of its $8 million commitment to the concession, which investment is included in other investments on the March 31, 1996, balance sheet.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Noel Group, Inc.

        Except for working capital requirements, the future cash needs of Noel Group, Inc., the parent company, ("Noel") will be dependent on management's acquisition decisions. On March 31, 1996, Noel had unrestricted cash and liquid investments of $19.0 million.

        It is management's intention that substantially all of Noel's liquidity be used to acquire controlling and other significant equity positions in established privately and publicly-held operating companies and that its liquidity will also be available both to fund Noel's working capital requirements and to support Noel's operating companies. Noel is committed to invest, in the second quarter of 1996, an additional $4.2 million in the consortium that purchased the Brazilian federal railroad's western network. The timing of future investments, if any, will depend on general market conditions and the availability of opportunities meeting Noel's business objectives. Noel's Board of Directors and management periodically review Noel's strategic alternatives with a view to maximizing shareholder values. Among the options under serious consideration is the monetization of selected holdings to better position Noel to transfer the value of such holdings to its shareholders.

        Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements for the foreseeable future. Except as discussed below under Belding Heminway Company, Inc. ("Belding"), Noel also expects that its operating companies will be able to meet their own working capital requirements, including debt service. If an operating company requires additional funding for the purpose of making acquisitions at the operating company level or to otherwise support growth, or suffers operating or cash flow deficits, a portion of Noel's liquidity may be utilized to fund such requirements.

        Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings and the issuance of debt or equity securities. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its subsidiaries. Noel's subsidiaries are currently prohibited from paying dividends by existing borrowing agreements.

Belding Heminway Company, Inc.

        Belding's Senior Bank Facilities consist of (i) a $25 million amortizing senior term loan facility (the "Term Facility") and (ii) a $29 million senior revolving credit facility (the "Revolving Facility").

        At December 31, 1995, Belding was in default on certain of its loan covenants under the Senior Bank Facilities. On March 15, 1996, Belding's credit agreement was amended so that (i) the defaults at December 31, 1995, were waived; (ii) the maturity of the Senior Bank Facilities was changed to July 1, 1997, from December 31, 1999; (iii) the interest rate on the loans was changed to NationsBank prime rate plus 1 3/4% (from at Belding's option: (a) 1 3/4% plus the higher of (1) NationsBank prime rate and (2) the federal funds rate plus 1/2 of 1%, or (b) a rate based on certain rates offered for U.S. dollar deposits in the London interbank market plus 2 3/4%); (iv) in the event that any Revolving Facility advances exist against Belding's home furnishings division receivables and inventories on July 31 and August 31, 1996, Belding will be required to pay fees of $100,000 and $200,000, respectively; (v) if Belding has not refinanced or repaid the Term Facility in full by December 31, 1996, Belding will be obligated to demonstrate progress towards disposition of assets in addition to the home furnishings division and complete a sale of those assets by December 31, 1996, at sufficient levels to repay the Term Facility by the due date in order to avoid the payment of the fees as follows: $300,000 on September 30, 1996, $700,000 on November 15, 1996 and $1,500,000 on December 31, 1996; (vi)
the requirement for Belding to maintain an interest rate cap agreement was deleted; (vii) the financial covenant tests were revised; and (viii) the terms of the Revolving Facility were revised to reduce advances available against work in process inventory, effective September 30 and December 31, 1996. Belding has engaged a financial advisor in order to assist it in evaluation of strategic alternatives in light of the issues posed by its current borrowing arrangement.

        On December 15, 1995, Belding announced its intention to sell its home furnishings division and is presently involved in active discussions and negotiations with a prospective purchaser. On the basis of these discussions and negotiations, Belding has stated that it believes, although there can be no assurance, that it may be able to complete the sale of its home furnishings division on or prior to July 31, 1996, (and use the net proceeds to fully repay existing credit facility advances against Belding's home furnishings division receivables and inventory) and thus avoid the fees which would otherwise be payable under the credit facility if advances against the home furnishings division remain outstanding on that date.

        There can be no assurance that Belding will be successful through the sale of its home furnishings division and other assets or through refinancing or otherwise to avoid future default under its Senior Bank Facilities and to repay the facilities at the due dates. Any such default or non-compliance would entitle the lender to require immediate payment of the outstanding indebtedness, to refuse further advances and to exercise various rights against Belding, including, without limitations, the right to foreclose its security interest in Belding's assets and realize upon its collateral. If such default or non-compliance occurred and the lender demanded payment or refused to make further loans and Belding was unable to obtain alternative financing, the lack of appropriate liquidity would have a material adverse effect on Belding's results of operations and its ability to continue as a going concern.

        Pursuant to the terms of Belding's series B preferred stock, 20% of such shares were scheduled to be redeemed by Belding on March 15 of each year commencing in 1995 and ending in 1999. Dividends on the preferred stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15 and December 15. Both the preferred stock redemptions and the quarterly dividend payments are subject to the approval of the banks participating in Belding's credit facility. Belding was notified on March 15, 1995, that the bank declined approval of the dividend and redemption payments and no such payments have been made. As a result, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum.

RESULTS OF OPERATIONS

General

        The results of operations for the first quarter may not be indicative of the operating results for the full year. The business of Lincoln Snacks Company ("Lincoln") is seasonal, with the third and fourth quarters expected to show higher sales.

        The results of operations for the three months ended March 31, 1995, have been restated to reflect Simmons Outdoor Corporation, Belding's home furnishings division, Curtis Industries, Inc.'s ("Curtis") retail division, and TDX Corporation as discontinued operations due to their sale in 1995 or their expected sale in 1996 and to account for HealthPlan Services Corporation ("HPS") under the equity method of accounting from January 1, through March 31, 1995. Noel's voting interest in HPS dropped below 50% following HPS' initial public offering on May 19, 1995 and Noel's simultaneous exchange of its holding of HPS preferred stock and accrued dividends into HPS common stock.

THREE MONTHS ENDED MARCH 31, 1996 VERSUS MARCH 31, 1995

        Sales decreased by $2.0 million to $43.1 million due to decreases in sales at Belding, Curtis and Lincoln of $1.3 million, $.4 million and $.2 million, respectively. Cost of sales decreased by $.6 million to $24.6 million from $25.2 million in 1995. Selling, general, administrative and other expenses decreased to $16.7 million in 1996 from $19.0 million in 1995. The decrease of $2.3 million relates to decreased expenses at Belding, Curtis and Lincoln of $.6 million, $.6 million and $1.1 million, respectively.

COMPARISON OF SEGMENTS:

GENERAL

        Noel and its subsidiaries are collectively referred to as the Company. The discussion which follows analyzes the results for each of the Company's segments.

THREE MONTHS ENDED MARCH 31, 1996 VERSUS MARCH 31, 1995

INDUSTRIAL THREADS AND BUTTONS (BELDING)

        Sales during the first quarter of 1996 totaled $22.0 million as compared to $23.3 million during the first quarter of 1995. Sales in its consumer product segment increased 22.6% to $11.7 million as compared with $9.5 million during the same period in 1995. This increase was largely attributable to sales contributed by Culver Textile Company ("Culver") which was acquired in the third quarter of 1995. Sales in its industrial products segment totaled $10.3 million as compared with $13.8 million during the first quarter of 1995. A weakness that began last year in Belding's customers' primary markets continued to have a direct impact on industrial thread sales during the first quarter.

        The gross margin during the first quarter of 1996 totaled $6.1 million or 27.7% as compared $7.0 million or 30.1% during the first quarter of 1995. Gross margin in its consumer product segment totaled $3.7 million or 31.5% as compared to $3.4 million or 35.9% in the first quarter of 1995. The increase in gross margin dollars in its consumer product segment during the first quarter of 1996 was primarily attributable to the gross margin contribution of Culver which was acquired during the third quarter of 1995. Gross margin in its industrial product segment totaled $2.4 million or 23.4% during the first quarter of 1996 as compared with $3.6 million or 26.0% during the first quarter of 1995.

        Selling, general, and administrative expenses declined 15.4% during the first quarter of 1996 to $3.6 million as compared to $4.3 million during the same period in 1995. Selling, general, and administrative expenses in its consumer segment totaled $1.2 million during the first quarter of 1996 as compared with $1.0 million during the first quarter of 1995. Selling, general and administrative expenses in its industrial product segment totaled $1.4 million during the first quarter of 1996 as compared to $2.0 million during the first quarter of 1995 for a reduction of $.6 million, primarily due to headcount reductions made during the second half of 1995. Selling, general and administrative expense at the corporate level declined during the first quarter of 1996 to $1.0 million as compared with $1.3 million during the first quarter of 1995.

FASTENERS AND SECURITY PRODUCTS DISTRIBUTION (CURTIS)

        Sales for the first quarter of 1996 decreased $.4 million or 2.4% to $16.9 million from $17.3 million in the first quarter on 1995. Adverse weather conditions in most parts of the country and the sale of Curtis' Puerto Rican business in 1995 were the primary causes of the sales decline. Sales of a new code cutting machine utilizing state of the art technology have exceeded expectations and should help improve future sales.

        The gross margin percentage improved 1.9% to 67.7% in 1996 from 65.8% in 1995. The improvement in gross margin can be attributed to the cost savings associated with the purchase of manufactured keys and key duplicating machines from an outside source following the shutdown of manufacturing operations in June 1995.

        For the first quarter of 1996, selling, general and administrative expenses, exclusive of one time charges related to the manufacturing shutdown, increased less than 1% from the comparable 1995 quarter. Curtis has finalized a plan to reconfigure and consolidate five distribution facilities into three. The consolidation, scheduled for completion by the end of the second quarter, should reduce distribution costs and inventory levels while improving customer delivery performance.

SNACK FOODS (LINCOLN)

        On June 6, 1995, Lincoln entered into an exclusive distribution agreement with Planters Company, a division of Nabisco, Inc., ("Planters"), commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle and Screaming Yellow Zonkers ("the Products" ). Under the agreement, which requires Planters to purchase a minimum number of cases during each year ending on June 30, Lincoln sells the Products to Planters at prices which are less than historical selling prices. Planters in turn is responsible for the sales and distribution of the Products to its customers and therefore Lincoln does not have any selling, marketing and distribution costs on the Products. The financial impact of the agreement versus historical results is a reduction in revenue and gross profit which is offset by reduced selling, marketing and distribution costs.

        Sales decreased approximately 5% or $.2 million to $4.3 million for the quarter versus $4.5 million in the corresponding period of 1995. Combined case sales related to the Planters agreement were approximately 101% higher than the corresponding period in 1995, while revenue for the Products increased $.4 million or approximately 15% due to lower selling prices resulting from the Planters agreement. In addition, non-Planters sales decreased approximately 27% or $.6 million primarily due to decreased liquidation sales over the prior period and reduced nut division sales.

        Gross profit decreased $.5 million to $1.0 million for the three months of 1996 versus $1.5 million in the corresponding period of 1995 as a result of lower selling prices under the Planters agreement.

        Selling, general, and administrative expenses decreased $1.2 million to $1.0 million in the quarter versus $2.2 million in the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Planters agreement.

                           PART II - OTHER INFORMATION



Item 1. - Legal Proceedings

        There are no pending material legal proceedings to which Noel or its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses, other than as disclosed in Noel's Form 10-K for the year ended December 31, 1995.

Item 3. - Defaults upon Senior Securities

a)      None

b) Redeemable series B preferred stock of Belding Heminway Company, Inc. Scheduled dividend payments totaling $1,316,018 in 1995 and an additional $330,907 on March 15, 1996, were subject to the approval of Belding's bank lenders. Such approval was not granted by the banks and the dividend payments were not made. As a result, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum.

Item 6. - Exhibits and Reports on Form 8-K

a)      Exhibits

Item No.       Item Title                                           Exhibit No.

(2)            Not Applicable.

(3)            Articles of Incorporation and By-Laws.

               (A) Certificate of Incorporation, as amended.              (a)

               (B) Composite copy of the Certificate of
                   Incorporation, as amended.                             (b)

               (C) By-Laws, as amended and restated.                      (c)

(4) Instruments defining the rights of security holders, including indentures.

               (A)    Excerpts from Certificate of Incorporation, as
                      amended.                                            (a)

               (B)    Excerpts from By-Laws, as amended and restated.     (c)

(10)           Consulting  Agreement,  dated March 22,  1996,  between
               Belding Heminway Company, Inc. and Karen Brenner.          (d)

(11) Statement re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(15)           Not Applicable.

(18)           Not Applicable.

(19)           Not Applicable.

(22)           Not Applicable.

(23)           Not Applicable.

(24)           Not Applicable.

(27)           Not Applicable.

(99)           Not Applicable.
- - -------------------------

        (a) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1, Registration No. 33-44178, effective January 29, 1992, and are incorporated herein by reference.

        (b) This exhibit was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference.

        (c) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by reference.

        (d) This exhibit was filed as an exhibit to the Quarterly Report on Form 10-Q of Belding Heminway Company, Inc. for the period ended March 31, 1996, and is incorporated herein by reference.

b)      Reports on Form 8-K

        None.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOEL GROUP, INC.

                                    Date:  May 14, 1996


                                    By:  \s\ Todd K. West
                                         -------------------------------
                                         Todd K. West
                                         Vice President - Finance
                                         and Secretary (As both a duly
                                         authorized officer of Registrant and as
                                         chief financial officer of Registrant).