Form 10-Q
period 1996-06-30
NOEL GROUP INC
filed 1996-08-14
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

COMMISSION FILE NUMBER 0-19737

                                NOEL GROUP, INC.
              _____________________________________________________
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-2649262
 ______________________________              __________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

667 Madison Avenue, New York, New York                         10021-8029
_______________________________________                        __________
(Address of principal executive offices)                       (Zip Code)

                                 (212) 371-1400
               __________________________________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes X                                         No
               ___                                          ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at August 12, 1996
- ------------------------------                 ------------------------------
Common Stock - $.10 Par Value                          20,187,705

                        NOEL GROUP, INC. AND SUBSIDIARIES


                                      INDEX



                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         June 30, 1996 and December 31, 1995                               3

         Consolidated Statements of Operations
         Three Months Ended June 30, 1996 and 1995                         4

         Consolidated Statements of Operations
         Six Months Ended June 30, 1996 and 1995                           5

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1996 and 1995                           6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                17

Item 3.   Defaults upon Senior Securities                                  17

Item 4.   Submission of Matters to a Vote of Security-Holders              17

Item 6.   Exhibits and Reports on Form 8-K                                 18


                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        NOEL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                                     June 30,   December 31,
                                                                       1996        1995
                                                                   -----------  -----------
                                                                   (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                           $5,683       $10,446
  Short-term investments                                               9,144        18,378
  Accounts receivable, less allowances of $2,685 and $2,867           25,962        21,111
  Inventories                                                         35,398        30,460
  Other current assets                                                 2,232         4,294
                                                                    --------       -------
                                                                      78,419        84,689
Equity investments                                                    37,362        34,520
Other investments                                                     28,258        20,174
Property, plant and equipment, net                                    37,741        40,563
Intangible assets, net                                                45,927        44,562
Net assets of discontinued operations                                    268           779
Other assets                                                           9,808        14,470
                                                                    --------      --------
                                                                    $237,783      $239,757
                                                                    ========      ========
Liabilities and Stockholders' Equity
Current Liabilities:
  Short-term debt                                                       $556    $    --
  Current portion of long-term debt                                    5,797        5,233
  Trade accounts payable                                              14,715       12,339
  Accrued compensation and benefits                                    5,293        5,769
  Other current liabilities                                           14,294       19,201
                                                                    --------       -------
                                                                      40,655       42,542
Long-term debt                                                        72,192       69,197
Other long-term liabilities                                           25,092       28,913
Minority interest                                                      6,570        6,185
                                                                    --------       -------
                                                                     144,509      146,837
                                                                    --------       -------
Stockholders' Equity:
  Preferred stock, $.10 par value, 2,000,000 shares
    authorized, none outstanding                                        --           --
  Common stock, $.10 par value, 48,000,000 shares
    authorized, 20,222,642 and 20,203,233 issued, respectively         2,022        2,020
  Capital in excess of par value                                     204,559      204,466
  Accumulated deficit                                               (112,004)    (112,466)
  Cumulative translation adjustment                                     (612)        (613)
  Treasury stock at cost, 34,937 and 11,000 shares, respectively        (691)        (487)
                                                                    --------       -------
                                                                      93,274       92,920
                                                                    --------       -------
                                                                    $237,783     $239,757
                                                                    ========     ========

     The accompanying notes are an integral part of these financial statements.

                           NOEL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                            Three Months Ended June 30,
                                  (Unaudited)
                 (dollars in thousands, except per share amounts)

                                                                 1996            1995
                                                                 ----            ----
Sales                                                           $47,139         $44,286
  Cost and Expense Items:
  Cost of sales                                                  27,170          25,073
  Selling, general, administrative and other expenses            17,373          18,034
  Depreciation and amortization                                     734           1,736
                                                             ----------      ----------
                                                                 45,277          44,843
                                                             ----------      ----------
  Operating income (loss)                                         1,862            (557)
                                                             ----------      ----------
Other Income (Expense):
  Other income                                                      366             377
  Income (Loss) from equity investments                           1,556            (171)
  Interest expense                                               (2,118)         (1,870)
  Minority interest                                                (225)            286
                                                             ----------      ----------
                                                                   (421)         (1,378)
                                                             ----------      ----------
Income (Loss) from continuing operations
  before income taxes                                             1,441          (1,935)
Provision for income taxes                                         (724)           (622)
                                                             ----------      ----------
Income (Loss) from continuing operations                            717          (2,557)
Loss from discontinued operations                                     -            (341)
                                                             ----------      ----------
Net income (loss)                                                  $717         ($2,898)
                                                             ==========      ==========
Earnings (Loss) per common and common equivalent share from:
  Continuing operations                                           $0.03          ($0.12)
  Discontinued operations                                          0.00           (0.02)
                                                             ----------      ----------
Net income (loss) per common and comon equivalent share           $0.03          ($0.14)
                                                             ==========      ==========
Weighted average common and common equivalent shares         22,024,198      20,192,233
                                                             ==========      ==========

The accompanying notes are an integral part of these financial statements.

                       NOEL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           Six Months Ended June 30,
                                  (Unaudited)
                (dollars in thousands, except per share amounts)

                                                                     1996             1995
                                                                     ----             ----
Sales                                                               $90,258         $89,365
  Cost and Expense Items:
  Cost of sales                                                      51,765          50,247
  Selling, general, administrative and other expenses                34,089          37,035
  Depreciation and amortization                                       1,718           2,918
                                                                 ----------      ----------
                                                                     87,572          90,200
                                                                 ----------      ----------
  Operating income (loss)                                             2,686            (835)
                                                                 ----------      ----------
Other Income (Expense):
  Other income                                                          625             689
  Income from equity investments                                      2,925           1,046
  Interest expense                                                   (4,053)         (3,974)
  Minority interest                                                    (398)           (124)
                                                                 ----------      ----------
                                                                       (901)         (2,363)
                                                                 ----------      ----------
Income (Loss) from continuing operations
  before income taxes                                                 1,785          (3,198)
Provision for income taxes                                           (1,365)         (1,496)
                                                                 ----------      ----------
Income (Loss) from continuing operations                                420          (4,694)
Income (Loss) from discontinued operations                               42            (793)
                                                                 ----------      ----------
Net income (loss)                                                      $462         ($5,487)
                                                                 ==========      ==========
Earnings (Loss) per common and common equivalent share from:
  Continuing operations                                               $0.02          ($0.23)
  Discontinued operations                                              0.00           (0.04)
                                                                 ----------      ----------
Net income (loss) per common and comon equivalent share               $0.02          ($0.27)
                                                                 ==========      ==========
Weighted average common and common equivalent shares             21,905,187      20,192,233
                                                                 ==========      ==========


The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                            Six months Ended June 30,
                             (dollars in thousands)


                                                              1996        1995
                                                              ----        ----
Net cash used for operating activities                     ($ 2,310)   ($ 1,499)
Cash Flows from Investing Activities:
  Payments for companies purchased, net of cash acquired     (6,495)
  Cash of deconsolidated subsidiary                              --      (4,303)
  Sales of short-term investments, net                        9,238      15,686
  Purchases of investments                                   (8,090)        (98)
  Sales of investments                                           --          60
  Purchases of property, plant and equipment                 (1,648)     (1,454)
  Sales of property, plant and equipment                      1,799         862
  Other, net                                                   (451)       (924)
                                                           --------    --------
Net cash provided from (used for) investing activities       (5,647)      9,829
                                                           --------    --------
Cash Flows from Financing Activities:
  Borrowings from revolving credit line and long-term debt   68,033      70,145
  Repayments under revolving credit line and long-term debt (64,097)    (70,829)
  Change in other long-term liabilities                        (716)          -
  Other, net                                                     13      (1,244)
                                                           --------    --------
Net cash provided from (used for) financing activities        3,233      (1,928)
Effect of exchange rates on cash                                (39)          7
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents        ($4,763)   $  6,409
                                                           ========    ========
Supplemental Disclosure of Cash Flow Information:
   Interest paid                                           $  4,072    $  4,096
                                                           ========    ========
   Taxes paid                                              $    658    $    911
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF JUNE 30, 1996 AND FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

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

CONSOLIDATION
        The consolidated financial statements include the accounts of Noel and its subsidiaries, Belding Heminway Company, Inc. ("Belding"), Curtis Industries, Inc. ("Curtis"), and Lincoln Snacks Company ("Lincoln") after the elimination of significant intercompany transactions. The June 30, 1995, financial statements have been restated to reflect Simmons Outdoor Corporation, Belding's home furnishings division, Curtis' retail division, and TDX Corporation as discontinued operations due to their sale in 1995 or anticipated or actual sale in 1996.

        HealthPlan Services Corporation ("HPS") was acquired by Noel on September 30, 1994. Following HPS's initial public offering on May 19, 1995 and Noel's simultaneous exchange of its entire holding of HPS preferred stock and accrued dividends into HPS common stock, Noel's voting interest dropped below 50%. Therefore, Noel has accounted for HPS's results of operations through June 30, 1995, under the equity method as if HPS had been an equity investment from January 1, 1995.

        Summarized income statement information for HPS is as follows (dollars in thousands):


                                                   Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                    1996           1995           1996           1995
                                                   ------         ------         ------         -----
Revenue                                           $31,863         $23,198       $62,871        $46,773
                                                  =======         =======       =======        =======
Gross profit                                          n/a             n/a           n/a            n/a
                                                  =======         =======       =======        =======
Income from continuing operations                 $ 3,440         $ 2,072       $ 6,774        $ 3,927
                                                  =======         =======       =======        =======
Net income                                        $ 3,440         $ 2,072       $ 6,774        $ 3,927
                                                  =======         =======       =======        =======
Net income available to common
    shareholders                                  $ 3,440         $ 2,072       $ 6,774        $ 3,642
                                                  =======         =======       =======        =======
Noel's share of net income available to
    common shareholders                           $ 1,437         $   865       $ 2,830        $ 1,521
                                                  =======         =======       =======        =======

SEASONALITY
        The results of operations for the three and six months ended June 30, 1996, may not be indicative of the operating results for the full year. Lincoln's business is seasonal, with the third and fourth calendar quarters historically showing higher sales.

INVENTORIES
        Inventories consist of the following (dollars in thousands):


                                                    June 30,        December 31,
                                                     1996               1995
                                                    -------         ------------
               Raw material and supplies            $ 8,728            $ 6,088
               Work in process                        5,585              6,033
               Finished goods                        21,085             18,339
                                                    =======            =======
                                                    $35,398            $30,460
                                                    =======            =======

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

        Earnings (Loss) per share is computed based on the weighted average number of shares of Noel Common Stock and dilutive equivalents outstanding during the respective periods. Fully diluted earnings per common and common equivalent share have not been presented since the computation would be antidilutive.

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

3.      OTHER INVESTMENTS:

        On March 5, 1996, a consortium led by Noel and Chase Capital Partners, formerly Chemical Venture Partners, purchased by auction the concession for the Brazilian federal railroad's western network for approximately $63.6 million. The purchase of the network consists of a 30-year concession and a lease of the federal railroad's equipment. Noel invested $8.0 million in the concession, which investment is included in other investments on the June 30, 1996, balance sheet.

4.      PROPOSED PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION:

        Noel is proposing for adoption by the shareholders a Plan of Complete Liquidation and Dissolution of the Company (the "Plan"). If the Plan is approved by the shareholders, Noel will be liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders. Should the Board of Directors determine that one or more liquidating trusts are required by the Plan or are otherwise necessary, appropriate or desirable, adoption of the Plan will constitute shareholder approval of the appointment by the Board of Directors of one or more trustees to any such liquidating trusts and the execution of liquidating trust agreements with the trustees on such terms and conditions as the Board of Directors, in its absolute discretion, shall determine.

5.      SUBSEQUENT EVENT:

        On July 31, 1996, Belding completed the sale of its home furnishings division at a contract price of $9.6 million. Proceeds received on the sale, adjusted for closing costs and changes in the net asset value of the division subsequent to the contract date were used to paydown Belding's revolving bank loan. Such net proceeds approximated the amount that had been borrowed under the revolving loan in support of the home furnishings division's inventories and receivables. The repayment of bank debt was sufficient in amount to avoid bank fees that would have been payable had Belding not completed the sale as prescribed by Belding's credit agreement dated October 29, 1993, as amended.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

        Noel is proposing for adoption by the shareholders a Plan of Complete Liquidation and Dissolution of the Company (the "Plan"). If the Plan is approved by the shareholders, Noel will be liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Noel Group, Inc.

        On June 30, 1996, Noel had unrestricted cash and liquid investments of $12.9 million. The future cash needs of Noel Group, Inc., the parent company ("Noel"), will be dependent on the adoption of the Plan. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and, subject to restrictions set forth in the Plan if adopted by shareholders, to support Noel's operating companies.

        Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements for the foreseeable future. Except as discussed below under Belding Heminway Company, Inc. ("Belding"), Noel also expects that its operating companies will be able to meet their own working capital requirements, including debt service. Subject to restrictions set forth in the Plan if adopted by shareholders, if an operating company requires additional funding for the purpose of making acquisitions at the operating company level or to otherwise support growth, or suffers operating or cash flow deficits, a portion of Noel's liquidity may be utilized to fund such requirements.

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

        At December 31, 1995, Belding was in default on certain of its loan covenants under the Senior Bank Facilities. On March 15, 1996, Belding's credit agreement was amended so that (i) the defaults at December 31, 1995, were waived; (ii) the maturity of the Senior Bank Facilities was changed to July 1, 1997, from December 31, 1999; (iii) the interest rate on the loans was changed to NationsBank prime rate plus 1 3/4% (from at Belding's option: (a) 1 3/4% plus the higher of (1) NationsBank prime rate and (2) the federal funds rate plus 1/2 of 1%, or (b) a rate based on certain rates offered for U.S. dollar deposits in the London interbank market plus 2 3/4%); (iv) if Belding has not refinanced or repaid the Term Facility in full by December 31, 1996, Belding will be obligated to demonstrate progress towards disposition of assets in addition to the home furnishings division and complete a sale of those assets by December 31, 1996, at sufficient levels to repay the Term Facility by the due date in order to avoid the payment of the fees as follows: $300,000 on September 30, 1996, $700,000 on November 15, 1996 and $1,500,000 on December 31, 1996; (v) the
requirement  for Belding to maintain an interest rate cap agreement was deleted;
(vi) the financial covenant tests were revised; and (vii) the terms of the Revolving Facility were revised to reduce advances available against work in process inventory, effective September 30 and December 31, 1996. Belding has engaged a financial advisor in order to assist it in evaluation of strategic alternatives. Belding is actively evaluating alternatives to refinancing.

        On July 31, 1996, Belding sold its home furnishings division and used the net proceeds to repay existing credit facility advances against Belding's home furnishings division receivables and inventories and thus avoided fees otherwise payable under the amended credit facility.

        There can be no assurance that Belding will be successful through the sale of assets or through refinancing or otherwise to avoid future default under its Senior Bank Facilities and to repay the facilities at the due dates. Any such default or non-compliance would entitle the lender to require immediate payment of the outstanding indebtedness, to refuse further advances and to exercise various rights against Belding, including, without limitations, the right to foreclose its security interest in Belding's assets. If such default or non-compliance occurred and the lender demanded payment or refused to make further loans and Belding was unable to obtain alternative financing, the lack of appropriate liquidity would have a material adverse effect on Belding's results of operations and its ability to continue as a going concern.

        Based on discussions with several banks, Belding has received preliminary proposals to refinance all of its existing debt at commercially acceptable terms. However, there can be no assurance that Belding will be able to complete a refinancing of the Term Facility or demonstrate sufficient progress towards asset sale(s) by the dates fees are due and or complete a transaction sufficient to discharge the Term Facility by December 31, 1996.

        Pursuant to the terms of Belding's Series B preferred stock, 20% of such shares were scheduled to be redeemed by Belding on March 15 of each year commencing in 1995 and ending in 1999. Dividends on the preferred stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15 and December 15. Both the preferred stock redemptions and the quarterly dividend payments are subject to the approval of the banks participating in Belding's credit facility. Belding was notified on March 15, 1995, that the bank declined approval of the dividend and redemption payments and no such payments have been made. As a result, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum. The carrying amount of Noel's entire holding in Belding is $12.4 million at June 30, 1996.

RESULTS OF OPERATIONS

General
        The results of operations for the three and six months ended June 30, 1996, may not be indicative of the operating results for the full year. The business of Lincoln Snacks Company ("Lincoln") is seasonal, with the third and fourth calendar quarters historically showing higher sales.

        The results of operations for the three and six months ended June 30, 1995, have been restated to reflect Simmons Outdoor Corporation, Belding's home furnishings division, Curtis Industries, Inc.'s ("Curtis") retail division, and TDX Corporation as discontinued operations due to their sale in 1995 or their expected or actual sale in 1996 and to account for HealthPlan Services Corporation ("HPS") under the equity method of accounting from January 1, 1995. Noel's voting interest in HPS dropped below 50% following HPS' initial public offering on May 19, 1995 and Noel's simultaneous exchange of its holding of HPS preferred stock and accrued dividends into HPS common stock.

THREE MONTHS ENDED JUNE 30, 1996 VERSUS JUNE 30, 1995

        Sales increased by $2.9 million to $47.1 million primarily due to increased sales at Curtis of $2.6 million. Cost of sales increased by $2.1 million to $27.2 million from $25.1 million in 1995. Selling, general, administrative and other expenses decreased to $17.4 million in 1996 from $18.0 million in 1995.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS JUNE 30, 1995

        Sales increased by $.9 million to $90.3 million due to an increase in sales at Curtis of $2.2 million, offset by a decline in sales at Belding and Lincoln. Cost of sales increased by $1.5 million to $51.8 million from $50.2 million in 1995, primarily related to increases at Curtis and Lincoln. Selling, general, administrative and other expenses decreased to $34.1 million in 1996 from $37.0 million in 1995. The decrease of $2.9 million primarily relates to decreased expenses at Lincoln of $3.1 million.

COMPARISON OF SEGMENTS:

GENERAL

        Noel and its subsidiaries are collectively referred to as the Company. The discussion which follows analyzes the results for each of the Company's segments.

THREE MONTHS ENDED JUNE 30, 1996 VERSUS JUNE 30, 1995

INDUSTRIAL THREADS AND BUTTONS (BELDING)

        Sales during the second quarter of 1996 totaled $22.2 million as compared to $21.8 million during the second quarter of 1995. Sales in the consumer product segment increased to $11.4 million as compared with $9.3 million during the same period in 1995. This increase was primarily due to sales contributed by Culver Textile Company ("Culver") which was acquired in the third quarter of 1995. Sales in the industrial products segment totaled $10.8 million as compared with $12.6 million during the second quarter of 1995. A weakness that began last year in Belding's customers' primary markets continued to have a direct impact on industrial thread sales during the second quarter of 1996.

        The gross margin during the second quarter of 1996 totaled $6.0 million or 27.0% as compared $5.9 million or 26.9% during the second quarter of 1995. Gross margin in the consumer product segment totaled $3.4 million or 29.4% as compared to $3.0 million or 32.1% in the second quarter of 1995. The increase in gross margin dollars was primarily attributable to the gross margin contribution of Culver which was acquired during the third quarter of 1995. Gross margin in the industrial product segment totaled $2.6 million or 24.4% during the second quarter of 1996 as compared with $2.9 million or 23.1% during the second quarter of 1995.

        Selling, general, and administrative expenses declined to $3.3 million as compared to $3.9 million during the same period in 1995. Selling, general, and administrative expenses in the consumer product segment totaled $1.3 million during the second quarter of 1996 as compared with $1.1 million during the second quarter of 1995. Selling, general and administrative expenses in the industrial product segment totaled $1.1 million during the second quarter of 1996 as compared to $2.0 million during the second quarter of 1995 for a reduction of $.9 million, primarily due to headcount reductions made during the second half of 1995. Selling, general and administrative expenses at the corporate level were unchanged from second quarter 1995 levels.

FASTENERS AND SECURITY PRODUCTS DISTRIBUTION (CURTIS)

        On May 13, 1996, Curtis acquired the Mechanics Choice business of Avnet, Inc. for $6.5 million. Mechanics Choice is a distributor selling industrial maintenance and repair operations products similar to the existing Curtis product line offering.

        Sales for the second quarter of 1996 increased $2.6 million or 15.3% to $19.6 million from $17.0 million in the second quarter on 1995. Sales from the Mechanics Choice division accounted for $1.9 million of the increase.

        The gross margin percentage decreased to 64.9% in 1996 from 66.7% in 1995. Lower margins incurred by the Mechanics Choice division are responsible for the majority of the second quarter decline.

        For the second quarter of 1996, selling, general and administrative expenses increased $.8 million from the comparable 1995 quarter. The majority of the second quarter increase is due to the added selling and distribution costs of the Mechanics Choice division.

SNACK FOODS (LINCOLN)

        On June 6, 1995, Lincoln entered into an exclusive distribution agreement with Planters Company, a division of Nabisco, Inc. ("Planters"), commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle and Screaming Yellow Zonkers ("the Products" ). Under the agreement, which requires Planters to purchase a minimum number of cases during each year ending on June 30, Lincoln sells the Products to Planters at prices which are less than historical selling prices. Planters in turn is responsible for the sales and distribution of the Products to its customers and therefore Lincoln does not have any selling, marketing and distribution costs on the Products. The financial impact of the agreement versus historical results is a reduction in revenue and gross profit which is offset by reduced selling, marketing and distribution costs.

        Lincoln's fiscal year end is June 30, 1996. The results for the three months ended June 30, 1996, are preliminary, pending the completion of Lincoln's year-end audit. Sales decreased approximately 2% or $.1 million to $5.3 million for the quarter versus $5.4 million in the corresponding period of 1995. Combined case sales related to the Planters agreement were approximately 38% higher than the corresponding period in 1995, while revenue for the Products decreased $.4 million or approximately 11% due to lower selling prices resulting from the Planters agreement. In addition, non-Planters sales decreased approximately 11% or $.2 million primarily due to decreased liquidation sales.

        Gross profit decreased $.7 million to $1.2 million for the three months of 1996 versus $2.0 million in the corresponding period of 1995 as a result of lower selling prices under the Planters agreement.

        Selling, general, and administrative expenses decreased $1.4 million to $1.1 million in the quarter versus $2.5 million in the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Planters agreement.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS JUNE 30, 1995

INDUSTRIAL THREADS AND BUTTONS (BELDING)

        Sales during the six month period ended June 30, 1996, totaled $44.4 million as compared to $45.2 million during the same period of 1995. Sales in the consumer product segment totaled $23.1 million during the first half of 1996 as compared to $19.2 million during the first six months of 1995. The increase in sales was the result of sales contributed by Culver. Sales in the industrial product segment totaled $21.1 million in 1996 as compared to $26.0 million during the first six months of 1995. Weakness in Belding's customers' primary markets continued to have a direct impact on industrial thread sales throughout the first half of 1996.

        The gross margin during the first six months of 1996 totaled $12.1 million as compared to $12.9 million during the same period in 1995. The gross margin percentage during the first half of 1996 was 27.3% versus 28.5% in 1995. Gross margin in the consumer product segment during the first six months of 1996 totaled $7.0 million as compared with $6.4 million during the first half of 1995. Additional margin dollars were contributed primarily as the result of the Culver acquisition. The gross margin percentage during the first half of 1996 in the consumer product segment was 30.4% as compared to 33.4% during the same period in 1995. The decline in the gross margin percentage in the consumer product segment was due to the lower Culver margins. Gross margin in the industrial segment during the first half of 1996 totaled $5.1 million as compared to $6.5 million for the same period in 1995. The decline in margin dollars was directly attributable to the decline in the sales volume of this segment. The gross margin percentage during the first half of 1996 for the industrial segment was 24.0% as compared to 25.0% during the first half of 1995.

        Selling, general and administrative expenses during the first six months of 1996 totaled $7.0 million as compared to $8.2 million during the first half of 1995. Selling, general and administrative expenses in the consumer product segment in the first six months of 1996 totaled $2.6 million as compared to $2.1 million in 1995. The increase in selling, general and administrative expenses in the consumer product segment was the result of the additional expenses attributable to Culver operations. Selling, general and administrative expenses in the industrial segment totaled $2.7 million during the six months ended June 30, 1996, as compared to $4.0 million in the first half of 1995. The decline in selling, general and administrative expenses in the industrial product segment was principally the result of reduced spending totaling $1.0 million as a result of headcount reductions. Selling, general and administrative expenses at the corporate level totaled $1.8 million in the first half of 1996 as compared with $2.1 million during the first half of 1995.

FASTENERS AND SECURITY PRODUCTS DISTRIBUTION (CURTIS)

        On May 13, 1996, Curtis acquired the Mechanics Choice business of Avnet, Inc. for $6.5 million. Mechanics Choice is a distributor selling industrial maintenance and repair operations products similar to the existing Curtis product line offering.

        For the six month period in 1996, Curtis' sales of $36.5 million were $2.2 million or 6.3% higher than the same period in 1995. Sales by Curtis' Mechanics Choice division accounted for $1.9 million of the increase. Sales of a new key code cutting machine utilizing state of the art technology contributed an additional $.6 million of sales in the first half of 1996. The sales gain from the new code cutter was offset by the loss of the sales of the Puerto Rican branch totaling $.4 million and of the emergency key cutting program of $.3 million. Both of these businesses were discontinued as a result of the sale of the retail division and the shutdown of manufacturing operations.

        For the first six months of 1996, Curtis' gross margin percentage of 66.2% was unchanged from the comparable period in 1995.


        For the six month period of 1996, Curtis' selling, general and administrative expenses, exclusive of the $.7 million reserve recorded for the 1995 manufacturing shutdown, increased by $.9 million. The majority of the increase is selling and distribution costs of the Mechanics Choice division.

SNACK FOODS (LINCOLN)

        Lincoln's fiscal year end is June 30, 1996. The results for the year ended June 30, 1996, are preliminary pending the completion of Lincoln's year-end audit. Sales decreased approximately 4% or $.4 million to $9.5 million for the six months ended June 30, 1996, versus $9.9 million in the corresponding period of 1995. Combined case sales related to the Planters agreement were approximately 64% higher than the corresponding period in 1995 while revenue increased $.1 million or 2% due to lower selling prices resulting from the Planters agreement. Non-Planters sales decreased 11% or $.5 million primarily due to decreased liquidation sales over the prior period and reduced Nut division sales.

        Gross profit decreased $1.3 million to $2.3 million for the six months ended June 30, 1996, versus $3.5 million in the corresponding period of 1995. Gross profit decreased as a result of lower selling prices under the Planters agreement.

        Selling, general and administrative expenses decreased $2.5 million to $2.1 million in the six months ended June 30, 1996, versus $4.7 million the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Planters agreement.

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

Item 3. - Defaults upon Senior Securities

a)      None

b) Redeemable series B preferred stock of Belding Heminway Company, Inc. Scheduled dividend payments totaling $1,316,018 in 1995, $330,907 on March 15, 1996 and $339,548 on June 15, 1996, were subject to the approval of Belding's bank lenders. Such approval was not granted by the banks and the dividend payments were not made. As a result, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum.

Item 4. - Submission of Matters to a Vote of Security-Holders

        The Annual meeting of Shareholders (the "Meeting") was held on May 21, 1996. At the Meeting the shareholders voted upon the election of fourteen directors, with all fourteen nominees being elected. The election of directors was the only matter voted upon at the Meeting, with the votes being cast as set forth below. No other director's term of office continued after the Meeting. The following directors have resigned since the adoption by the Board of Directors on May 21, 1996, of a Plan of Complete Liquidation and Dissolution of the
Company: Thomas C. Israel, John A. MacDonald, and Louis Marx, Jr.




                                NUMBER OF VOTES                 NUMBER OF VOTES
      NAME                           FOR                           WITHHELD
- --------------------            ---------------                 ---------------
William L. Bennett              16,080,557                              137,993
Livio M. Borghese               16,080,878                              137,692
Joseph S. DiMartino             16,081,077                              137,493
Vincent D. Farrell, Jr.         16,080,678                              137,892
Herbert M. Friedman             16,055,877                              162,693
Thomas C. Israel                16,056,077                              162,493
John A. MacDonald               16,080,877                              137,693
Louis Marx, Jr.                 16,055,878                              162,692
James K. Murray, Jr.            16,080,878                              137,692
James G. Niven                  16,081,077                              137,493
Samuel F. Pryor, III            16,055,678                              162,892
Stanley R. Rawn, Jr.            16,055,878                              162,692
James A. Stern                  16,081,077                              137,493
Edward T. Tokar                 16,078,077                              140,493


Item 6. - Exhibits and Reports on Form 8-K

a)      Exhibits

Item No.     Item Title                                                              Exhibit No.
- --------     ----------                                                              -----------

(2)          Not Applicable.

(3)          Articles of Incorporation and By-Laws.

             (A)  Certificate of Incorporation, as amended.                               (a)

             (B)  Composite copy of the Certificate of Incorporation,                     (b)
                  as amended.

             (C)  By-Laws, as amended and restated.                                       (c)

(4) Instruments defining the rights of security holders, including indentures.

             (A)  Excerpts from Certificate of Incorporation, as amended.                 (a)

             (B)  Excerpts from By-Laws, as amended and restated.                         (c)

(10)         (A)  Consulting Agreement, dated March 22, 1996, between
                  Belding Heminway Company, Inc. and Karen Brenner.                       (d)

             (B)  Letter  Agreement  dated March 1, 1996, by and between the
                  Company and Karen Brenner relating to her employment by the Company, as amended by letter dated March 21, 1996.

(11) Statement re: computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

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

b)      Reports on Form 8-K

        A report on Form 8-K dated May 21, 1996, was filed on May 30, 1996, reporting under Item 5 the adoption by the Board of Directors of a Plan of Complete Liquidation and Dissolution.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOEL GROUP, INC.

                                            Date:  August 12, 1996


                                            By:    \s\  Todd K. West
                                                   ____________________________
                                                   Todd K. West
                                                   Vice President - Finance and
                                                   Secretary (As both a duly
                                                   authorized officer of
                                                   Registrant and as chief
                                                   financial officer of
                                                   Registrant).