Form 10-Q
period 1996-09-30
NOEL GROUP INC
filed 1996-11-14
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

COMMISSION FILE NUMBER 0-19737

                                NOEL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-2649262
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

667 Madison Avenue, New York, New York                  10021-8029
(Address of principal executive offices)                (Zip Code)

                                 (212) 371-1400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]                            No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 13, 1996
Common Stock - $.10 Par Value                              20,187,705

                        NOEL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

Item 1.        Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995                                              3

               Consolidated Statements of Operations
               Three Months Ended September 30, 1996 and 1995                                        4

               Consolidated Statements of Operations
               Nine Months Ended September 30, 1996 and 1995                                         5

               Condensed Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1996 and 1995                                         6

               Notes to Consolidated Financial Statements                                            7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                10

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                    18

Item 3.        Defaults upon Senior Securities                                                      18

Item 6.        Exhibits and Reports on Form 8-K                                                     18


                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        NOEL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)



                                                                    September 30,    December 31,
                                                                         1996            1995
                                                                    -------------    ------------
                                                                     (Unaudited)

Assets

Current Assets:
  Cash and cash equivalents                                             $   3,974       $  10,446
  Short-term investments                                                    9,384          18,378
  Accounts receivable, less allowances of $2,806 and $2,867                25,345          21,111
  Inventories                                                              34,848          30,460
  Other current assets                                                      3,274           4,294
                                                                        ---------       ---------

                                                                           76,825          84,689

Equity investments                                                         38,762          34,520
Other investments                                                          28,258          20,174
Property, plant and equipment, net                                         37,407          40,563
Intangible assets, net                                                     46,379          44,562
Net assets of discontinued operations                                         268             779
Other assets                                                                5,419          14,470
                                                                        ---------       ---------

                                                                        $ 233,318       $ 239,757
                                                                        =========       =========
Liabilities and Stockholders' Equity

Current Liabilities:
  Short-term debt                                                       $     485       $       -
  Current portion of long-term debt                                        38,816           5,233
  Trade accounts payable                                                   14,040          12,339
  Accrued compensation and benefits                                         6,856           5,769
  Other current liabilities                                                13,012          19,201
                                                                        ---------       ---------

                                                                           73,209          42,542

Long-term debt                                                             29,767          69,197
Other long-term liabilities                                                28,380          28,913
Minority interest                                                           7,070           6,185
                                                                        ---------       ---------

                                                                          138,426         146,837
                                                                        ---------       ---------
Stockholders' Equity:
  Preferred stock, $.10 par value, 2,000,000 shares
    authorized, none outstanding                                                -               -
  Common stock, $.10 par value, 48,000,000 shares
    authorized, 20,222,642 and 20,203,233 issued, respectively              2,022           2,020
  Capital in excess of par value                                          213,099         204,466
  Accumulated deficit                                                    (118,936)       (112,466)
  Cumulative translation adjustment                                          (602)           (613)
  Treasury stock at cost, 34,937 and 11,000 shares, respectively             (691)           (487)
                                                                        ---------       ---------

                                                                           94,892          92,920
                                                                        ---------       ---------

                                                                        $ 233,318       $ 239,757
                                                                        =========       =========



   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        Three Months Ended September 30,
                                   (Unaudited)
                (dollars in thousands, except per share amounts)



                                                                         1996        1995
                                                                     ----------   ----------


Sales                                                                  $ 50,266     $ 44,694

Cost and Expense Items:
  Cost of sales                                                          27,859       25,654
  Selling, general, administrative and other expenses                    18,133       17,424
  Depreciation and amortization                                             902          239
                                                                     ----------   ----------

                                                                         46,894       43,317
                                                                     ----------   ----------

 Operating income                                                         3,372        1,377
                                                                     ----------   ----------

Other Income (Expense):
  Other income                                                              109        6,873
  Income (Loss) from equity investments                                  (7,140)       1,285
  Interest expense                                                       (2,043)      (1,953)
  Minority interest                                                        (477)        (185)
                                                                     ----------   ----------

                                                                         (9,551)       6,020
                                                                     ----------   ----------


Income (Loss) from continuing operations before income taxes             (6,179)       7,397

Provision for income taxes                                               (1,043)        (471)
                                                                     ----------   ----------

Income (Loss) from continuing operations                                 (7,222)       6,926

Loss from discontinued operations                                             -         (517)
                                                                     ----------   ----------


Net income (loss)                                                       ($7,222)     $ 6,409
                                                                     ==========   ==========


Earnings (Loss) per common and common equivalent share from:
  Continuing operations                                                 ($ 0.36)     $  0.33
  Discontinued operations                                                     -        (0.02)
                                                                     ----------   ----------
  Net income (loss)                                                     ($ 0.36)     $  0.31
                                                                     ==========   ==========




Weighted average common and common equivalent shares                 20,187,705   20,991,789
                                                                     ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                         Nine Months Ended September 30,
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

<CAPTION
                                                                        1996         1995
                                                                    ----------   ----------

Sales                                                                 $140,524     $134,059

Cost and Expense Items:
  Cost of sales                                                         79,624       75,901
  Selling, general, administrative and other expenses                   52,222       54,459
  Depreciation and amortization                                          2,620        3,157
                                                                    ----------   ----------

                                                                       134,466      133,517
                                                                    ----------   ----------

 Operating income                                                        6,058          542
                                                                    ----------   ----------

Other Income (Expense):
  Other income                                                             734        7,562
  Income (loss) from equity investments                                 (4,215)       2,331
  Interest expense                                                      (6,096)      (5,927)
  Minority interest                                                       (875)        (309)
                                                                    ----------   ----------

                                                                       (10,452)       3,657
                                                                    ----------   ----------

Income (Loss) from continuing operations
  before income taxes                                                   (4,394)       4,199

Provision for income taxes                                              (2,408)      (1,967)
                                                                    ----------   ----------

Income (Loss) from continuing operations                                (6,802)       2,232

Income (Loss) from discontinued operations                                 332       (1,310)
                                                                    ----------   ----------

Net income (loss)                                                      ($6,470)        $922
                                                                    ==========   ==========


Earnings (Loss) per common and common equivalent share from:
  Continuing operations                                                 ($0.34)       $0.11
  Discontinued operations                                                 0.02        (0.06)
                                                                    ----------   ----------
  Net income (loss)                                                     ($0.32)       $0.05
                                                                    ==========   ==========




Weighted average common and common equivalent shares                20,187,705   21,003,153
                                                                    ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                       NOEL GROUP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                        Nine Months Ended September 30,
                            (dollars in thousands)



                                                                        1996              1995
                                                                    -------------     -------------


Net cash provided from (used for) operating activities                    $1,300           ($1,331)

Cash Flows from Investing Activities:
  Payments for companies purchased, net of cash acquired                  (6,495)           (2,800)
  Cash of deconsolidated subsidiary                                          -              (4,303)
  Sales of short-term investments, net                                     8,998             4,822
  Purchases of investments                                                (8,090)             (112)
  Sales of investments                                                       -                 371
  Sales of discontinued operations                                         8,190             2,623
  Purchases of property, plant and equipment                              (2,744)           (3,775)
  Sales of property, plant and equipment                                   1,799             1,724
  Other, net                                                              (1,135)             (949)
                                                                    -------------     -------------

Net cash provided from (used for) investing activities                       523            (2,399)
                                                                    -------------     -------------

Cash Flows from Financing Activities:
  Borrowings from revolving credit line and long-term debt               110,846           105,503
  Repayments under revolving credit line and long-term debt             (116,476)         (104,383)
  Reductions of long-term liabilities                                     (1,090)           (2,427)
  Other, net                                                              (1,576)              -
                                                                    -------------     -------------

Net cash used for financing activities                                    (8,296)           (1,307)
Effect of exchange rates on cash                                               1                 8
                                                                    -------------     -------------

Net decrease in cash and cash equivalents                                ($6,472)          ($5,029)
                                                                    =============     =============



Supplemental Disclosure of Cash Flow Information:

   Interest paid                                                          $6,326            $5,247
                                                                    =============     =============


   Taxes paid                                                               $685            $1,111
                                                                    =============     =============





   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF SEPTEMBER 30, 1996 AND FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

1.      PROPOSED PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION:

        Noel Group, Inc. ("Noel") is proposing for approval by its shareholders a Plan of Complete Liquidation and Dissolution (the "Plan"). If the Plan is approved by the shareholders, Noel will be liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders. Should the Board of Directors determine that one or more liquidating trusts are required by the Plan or are otherwise necessary, appropriate or desirable, adoption of the Plan will constitute shareholder approval of the appointment by the Board of Directors of one or more trustees to any such liquidating trusts and the execution of liquidating trust agreements with the trustees on such terms and conditions as the Board of Directors, in its absolute discretion, shall determine.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

        The consolidated financial statements for Noel and its subsidiaries (the "Company") included in this Form 10-Q have been prepared by Noel without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Noel's 1995 annual report. In the opinion of management, the information furnished reflects all adjustments which are necessary to present fairly such information. These adjustments, except as otherwise disclosed, consist only of normal recurring adjustments.

CONSOLIDATION

        The consolidated financial statements include the accounts of Noel and its subsidiaries, Belding Heminway Company, Inc. ("Belding"), Curtis Industries, Inc. ("Curtis"), and Lincoln Snacks Company ("Lincoln") after the elimination of significant intercompany transactions. The September 30, 1995, financial statements have been restated to reflect Simmons Outdoor Corporation, Belding's home furnishings division, Curtis' retail division, and TDX Corporation as discontinued operations due to their sale in 1995 or anticipated or actual sale in 1996.

        HealthPlan Services Corporation ("HPS") was acquired by Noel on September 30, 1994. Following HPS's initial public offering on May 19, 1995 and Noel's simultaneous exchange of its entire holding of HPS preferred stock and accrued dividends into HPS common stock, Noel's voting interest dropped below 50%. Therefore, Noel has accounted for HPS's results of operations through September 30, 1995, under the equity method of accounting as if HPS had been an equity investment from January 1, 1995.

        Summarized income statement information for HPS is as follows (dollars in thousands):



                                                   Three Months Ended              Nine Months Ended
                                                       September 30,                 September 30,

                                                   1996            1995         1996             1995
                                                  ------          ------       ------           -----
Revenue                                         $  67,006         $24,116     $ 129,876        $70,889
                                                =========         =======     =========        =======
Gross profit                                          n/a             n/a           n/a            n/a
                                                =========         =======     =========        =======
Income from continuing operations               $(19,169)         $ 2,624     $(12,395)        $ 6,551
                                                =========         =======     =========        =======
Net income                                      $(19,169)         $ 2,624     $(12,395)        $ 6,551
                                                =========         =======     =========        =======
Net income available to common
    shareholders                                $(19,169)         $ 2,624     $(12,395)        $ 6,266
                                                =========         =======     =========        =======
Noel's share of net income available to
    common shareholders                         $ (7,194)         $ 1,096     $ (4,652)        $ 2,617
                                                =========         =======     =========        =======


        HPS' third quarter 1996 results include a $38 million restructuring charge which comprises approximately $4 million for contract write-offs, $14 million for integration expenses associated with combining acquisitions, and a $20 million write-off of goodwill incurred through HPS' acquisitions.

SEASONALITY

        The results of operations for the three and nine months ended September 30, 1996, may not be indicative of the operating results for the full year.
Lincoln's business is seasonal, with the third and fourth calendar quarters historically showing higher sales.

INVENTORIES

        Inventories consist of the following (dollars in thousands):



                                                                    September 30,             December 31,
                                                                         1996                    1995
                                                                    -------------             ------------

               Raw material and supplies                               $ 8,160                  $ 6,088
               Work in process                                           5,231                    6,033
               Finished goods                                           21,457                   18,339
                                                                       -------                  -------
                                                                       $34,848                  $30,460
                                                                       =======                  =======


EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

        Earnings (Loss) per share is computed based on the weighted average number of shares of Noel Common Stock and dilutive equivalents outstanding during the respective periods. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In computing dilutive equivalents under the treasury stock method, the average price of common stock during the period is used for primary earnings per share and the period-end price is used for fully diluted earnings per share. For the three and nine months ended September 30, 1996, earnings per share is based on outstanding shares since the effect of common stock equivalents is antidilutive. For the three and nine months ended September 30, 1995, fully diluted earnings per share is not presented since the additional dilution is immaterial.

3.      COMMITMENTS AND CONTINGENCIES:

        The Company is involved in various legal proceedings generally incidental to its businesses. While the result of any litigation contains an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

4.      OTHER INVESTMENTS:

        On March 5, 1996, a consortium led by Noel and Chase Capital Partners, formerly Chemical Venture Partners, purchased by auction the concession for the Brazilian federal railroad's western network for approximately $63.6 million. The purchase of the network consists of a 30-year concession and a lease of the federal railroad's equipment. Noel invested $8.0 million in the concession, which investment is included in other investments on the September 30, 1996, balance sheet.

5.      SUBSIDIARY STOCK TRANSACTION:

        Effective July 1, 1996, HPS issued 1,508,090 new shares of common stock, with a value of approximately $32.7 million, in conjunction with acquisitions. Noel recorded its proportionate share of the capital increase as a subsidiary stock transaction, with an increase of $8.5 million recorded directly to capital in excess of par value. As a result of HPS' share issuance, Noel's ownership percentage of HPS decreased from approximately 42% to approximately 38%.

6.      DISCONTINUED OPERATIONS:

        On July 31, 1996, Belding completed the sale of its home furnishings division for net proceeds of approximately $8.2 million. Proceeds received on the sale, adjusted for closing costs and changes in the net asset value of the division subsequent to the contract date, were used to pay down Belding's revolving bank loan. Such net proceeds approximated the amount that had been borrowed under the revolving loan in support of the home furnishings division's inventories and receivables. The repayment of bank debt was sufficient in amount to avoid bank fees that would have been payable had Belding not completed the sale as prescribed by Belding's credit agreement dated October 29, 1993, as amended.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

        Noel Group, Inc. ("Noel") is proposing for approval by the shareholders a Plan of Complete Liquidation and Dissolution (the "Plan"). If the Plan is approved by the shareholders, Noel will be liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Noel Group, Inc.

        On September 30, 1996, Noel had cash and cash equivalents and short-term investments of $11.2 million. The future cash needs of Noel will be dependent on the adoption of the Plan. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and, subject to the restrictions set forth in the Plan if approved by the shareholders, to support Noel's operating companies.

        Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements for the foreseeable future. Except as discussed below under Belding Heminway Company, Inc. ("Belding"), Noel also expects that its operating companies will be able to meet their own working capital requirements, including debt service. Subject to the restrictions set forth in the Plan if approved by the shareholders, if an operating company requires additional funding for the purpose of making acquisitions at the operating company level or to otherwise support growth, or suffers operating or cash flow deficits, a portion of Noel's liquidity may be utilized to fund such requirements.

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

        At December 31, 1995, Belding was in default on certain of its loan covenants under the Senior Bank Facilities. On March 15, 1996, Belding's credit agreement was amended so that (i) the defaults at December 31, 1995, were waived; (ii) the maturity of the Senior Bank Facilities was changed to July 1, 1997, from December 31, 1999; (iii) the interest rate on the loans was changed to NationsBank prime rate plus 1 3/4% (from at Belding's option: (a) 1 3/4% plus the higher of (1) NationsBank prime rate and (2) the federal funds rate plus 1/2 of 1%, or (b) a rate based on certain rates offered for U.S. dollar deposits in the London interbank market plus 2 3/4%); (iv) if Belding has not refinanced or repaid the Term Facility in full by December 31, 1996, Belding will be obligated to demonstrate progress towards disposition of assets and complete a sale of those assets by December 31, 1996, at sufficient levels to repay the Term Facility by the due date in order to avoid the payment of the fees as follows:
$300,000 on September 30, 1996,  $700,000 on November 15, 1996 and $1,500,000 on
December 31, 1996; (v) the requirement for Belding to maintain an interest rate cap agreement was deleted; (vi) the financial covenant tests were revised; and
(vii) the terms of the Revolving Facility were revised to reduce advances available against work in process inventory, effective September 30 and December 31, 1996.

        On July 31, 1996, Belding sold its home furnishings division and used the net proceeds to repay all existing Revolving Facility advances against Belding's home furnishings division receivables and inventories and thus avoided fees otherwise payable under the amended credit agreement. The banks participating in Belding's credit facility have agreed, based on Belding's circumstances, to postpone the due date (the "Deadline") for payment of $1.0 million of the $2.5 million in fees required by the most recent amendment to the credit agreement to December 31, 1996, subject to certain contingencies. No assurances can be given that circumstances will not change and that such postponement will remain in force. In addition, Belding is currently in discussions with the banks to further postpone the Deadline to March 31, 1997 for all of the $2.5 million of fees, however, there can be no assurance that the Deadline will be further postponed and if it is, at what cost.

        In order to meet the requirements of the Term Facility and thus avoid fees payable by the Deadline, Belding expects that it will have to refinance the Term Facility by the Deadline, or sell assets.

If Belding is not successful in refinancing the Term Facility by the Deadline, it will be obligated to demonstrate progress toward the sale of assets and complete a sale of these assets at sufficient levels to repay the Term Facility by the Deadline, in order to avoid the payment of fees. If Belding refinances the Term Facility, the new borrowing arrangements may carry higher rates of interest and increased administrative costs. If Belding raises funds through assets sales to discharge the Term Facility, the reduction in interest expense resulting therefrom may not be sufficient to offset the diminution in income that would result from such asset sales. There can be no assurance that Belding will be able to refinance the Term Facility on commercially acceptable terms or demonstrate sufficient progress toward asset sale(s) by the dates fees are due and/or complete a transaction sufficient to discharge the Term Facility by the Deadline. If Belding cannot satisfy those conditions, Belding would be obligated to pay fees under the credit agreement. There is no assurance that Belding's cash flow would be sufficient to pay those fees. If Belding is unable to pay any of the fees when due, it will be in default under the Term Facility. Belding has engaged a financial advisor in order to assist it in the evaluation of strategic alternatives.

        Belding's ability to make interest and installment principal payments on outstanding debt also depends on generating sufficient cash flow from operations as well as maintaining certain levels of receivables and inventory. However, there can be no assurance that Belding will have sufficient cash flow or that working capital levels will be sufficient to make such payments. If Belding is unable to make installment principal and interest payments when due, it will be in default of the credit agreement.

        If Belding is not successful in refinancing the credit facility and thereby does not repay all of the amounts outstanding under the credit facility on its final maturity date of July 1, 1997, or meet other covenant provisions, it will be in default under the credit facility.

        Any such default or non-compliance with the credit facility would entitle the lender to require immediate payment of the outstanding indebtedness and to refuse advances and to exercise various rights against Belding, including, without limitation, the right to foreclose its security interest in Belding's assets. If such default or non-compliance occurred and the lender demanded payment or refused to make further loans and Belding was unable to obtain alternative financing, the lack of appropriate liquidity would have a material adverse effect on Belding's results of operations and its ability to continue as a going concern.

        Based on discussions with several banks, Belding has received preliminary proposals to refinance all of its existing debt at commercially acceptable terms. However, there can be no assurance that Belding will be able to complete a refinancing of the Term Facility or demonstrate sufficient progress towards asset sales(s) by the dates fees are due and or complete a transaction sufficient to discharge the Term Facility by the Deadline.

        Pursuant to the terms of Belding's Series B preferred stock, 20% of such shares were scheduled to be redeemed by Belding on March 15 of each year commencing in 1995 and ending in 1999. Dividends on the preferred stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15 and December 15. Both the preferred stock redemptions and the quarterly dividend payments are subject to the approval of the banks participating in Belding's credit facility. Belding was notified on March 15, 1995, that the banks declined approval of the dividend and redemption payments and no such payments have been made. As a result, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum.

        Noel does not guarantee any of Belding's borrowings and Noel is not liable for any of Belding's obligations. Noel's interest in Belding consists solely of its holding of shares of preferred and common stock of Belding which is carried at $14.0 million on Noel's books at September 30, 1996.

RESULTS OF OPERATIONS

General

        The results of operations for the three and nine months ended September 30, 1996, may not be indicative of the operating results for the full year. The business of Lincoln Snacks Company ("Lincoln") is seasonal, with the third and fourth calendar quarters historically showing higher sales.

        The results of operations for the three and nine months ended September 30, 1995, have been restated to reflect Simmons Outdoor Corporation, Belding's home furnishings division, Curtis Industries, Inc.'s ("Curtis") retail division, and TDX Corporation as discontinued operations due to their sale in 1995 or their expected or actual sale in 1996 and to account for HealthPlan Services Corporation ("HPS") under the equity method of accounting from January 1, 1995. Noel's voting interest in HPS dropped below 50% following HPS' initial public offering on May 19, 1995 and Noel's simultaneous exchange of its holding of HPS preferred stock and accrued dividends into HPS common stock.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

        Sales increased by $5.6 million to $50.3 million primarily due to increased sales at Curtis and Belding of $2.9 million and $2.3 million, respectively. Cost of sales increased by $2.2 million to $27.9 million from $25.7 million in 1995. Selling, general, administrative and other expenses increased by $.7 million to $18.1 million in 1996 from $17.4 million in 1995. Other income decreased by $6.8 million primarily due to a 1995 gain recognized by Noel on the receipt of payment for a subordinated note and note interest from Brae Group, Inc. ("Brae note") in the form of shares of common stock of Staffing Resources, Inc.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

        Sales increased by $6.5 million to $140.5 million due to an increase in sales at Curtis and Belding of $5.0 million and $1.4 million, respectively. Cost of sales increased by $3.7 million to $79.6 million from $75.9 million in 1995, related to increases at Curtis, Lincoln and Belding of $2.1 million, $1.1 million and $.6 million, respectively. Selling, general, administrative and other expenses decreased to $52.2 million in 1996 from $54.5 million in 1995. The decrease of $2.2 million primarily relates to decreased expenses at Lincoln and Belding of $3.2 million and $.9 million, respectively, offset by increased expenses at Curtis of $2.0 million. Other income decreased $6.8 million primarily due to a 1995 gain recognized by Noel on the receipt of payment for the Brae note.

COMPARISON OF SEGMENTS:

GENERAL

        Noel and its subsidiaries are collectively referred to as the "Company". The discussion which follows analyzes the results for each of the Company's segments.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

INDUSTRIAL THREADS AND BUTTONS (BELDING)

        Sales during the third quarter of 1996 sales increased by $2.3 million to $22.9 million as compared with $20.6 million during the third quarter of 1995. Sales in the consumer product segment increased to $12.9 million as compared with $10.5 million during the same period in 1995. This increase was primarily due to improved sales in Belding's button division and incremental sales contributed by Culver Textile Company ("Culver") which was acquired in the third quarter of 1995. Sales in the industrial product segment totaled $10.0 million as compared with $10.1 million during the second quarter of 1995.

        The gross margin during the third quarter of 1996 increased by $1.6 million to $7.0 million or 30.5% as compared with $5.4 million or 26.2% during the third quarter of 1995. Gross margin in the consumer product segment totaled $4.6 million or 35.7% as compared to $3.7 million or 35.0% in the third quarter of 1995. The increase in gross margin dollars was primarily attributable to improved sales in Belding's button division and incremental sales of Culver which was acquired during the third quarter of 1995. Gross margin in the industrial product segment totaled $2.4 million or 24.0% during the third quarter of 1996 as compared with $1.7 million or 17.0% % during the third quarter of 1995. The improvement over 1995 margins is attributable to cost and headcount reductions implemented beginning in September 1995.

        Selling, general, and administrative expenses totaled $3.5 million as compared with $3.4 million during the same period in 1995. Selling, general, and administrative expenses in the consumer product segment totaled $1.3 million during the third quarter of 1996 as compared with $1.1 million during the third quarter of 1995. Selling, general and administrative expenses in the industrial product segment totaled $2.2 million during the third quarter of 1996 as compared with $2.3 million during the third quarter of 1995.

FASTENERS AND SECURITY PRODUCTS DISTRIBUTION (CURTIS)

        On May 13, 1996, Curtis acquired the Mechanics Choice business of Avnet, Inc. for $6.5 million. Mechanics Choice is a distributor selling industrial maintenance and repair operations products similar to the existing Curtis product line offering.

        Sales for the third quarter of 1996 increased $2.9 million or 16.5% to $20.5 million from $17.6 million in the third quarter of 1995. Sales from the Mechanics Choice division accounted for $2.6 million of the increase.

        The gross margin percentage decreased to 64.6% in 1996 from 66.4% in 1995. Lower margins incurred by the Mechanics Choice division are responsible for the majority of the third quarter decline.

        For the third quarter of 1996, selling, general and administrative expenses increased $1.7 million from the comparable 1995 quarter. The majority of the third quarter increase is due to the added selling and distribution costs of the Mechanics Choice division.

SNACK FOODS (LINCOLN)

        On June 6, 1995, Lincoln entered into an exclusive distribution agreement (the "Distribution Agreement") with Planters Company, a division of Nabisco, Inc. ("Planters"), commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle and Screaming Yellow Zonkers ("the Products" ). Under the Distribution Agreement, which requires Planters to purchase a minimum number of equivalent cases during each year ending on June 30, Lincoln sells the Products to Planters at prices which are less than historical selling prices. Planters in turn is responsible for the sales and distribution of the Products to its customers and therefore Lincoln does not have any selling, marketing and distribution costs on the Products. The financial impact of the Distribution Agreement versus historical results is a reduction in revenue and gross profit which is offset by reduced selling, marketing and distribution costs.

        Sales increased approximately 6% or $.4 million to $6.9 million for the quarter versus $6.5 million in the corresponding period of 1995. The increase in sales is due to increased sales related to the Distribution Agreement and sales of Lincoln's other branded product which were consistent with those of a year ago. The increase was offset by declines in Lincoln's nut division and liquidation sales. Sales to Planters represented 50% and 27% of sales for the quarter ended September 30, 1996 and 1995, respectively.

        Gross profit increased $.2 million to $2.2 million for the three months of 1996 versus $2.0 million in the corresponding period of 1995 as a result of the increase in sales.

        Selling, general, and administrative expenses decreased approximately 7% or $.1 million to $1.6 million in the quarter versus $1.7 million in the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Distribution Agreement.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

INDUSTRIAL THREADS AND BUTTONS (BELDING)

        Sales during the nine month period ended September 30, 1996, increased $1.4 million to $67.2 million as compared with $65.8 million during the same period of 1995. Sales in the consumer product segment totaled $36.0 million during the first nine months of 1996 as compared with $29.7 million during the first nine months of 1995. The increase in consumer product segment sales was primarily the result of sales contributed by Culver. Sales in the industrial product segment totaled $31.2 million in 1996 as compared to $36.1 million during the first nine months of 1995. All of this year to year reduction occurred during the first two quarters of 1996.

        The gross margin during the first nine months of 1996 totaled $19.1 million as compared to $18.3 million during the same period in 1995. The gross margin percentage during the first nine months of 1996 was 28.4% versus 27.8% in 1995. Gross margin in the consumer product segment during the first nine months of 1996 totaled $11.6 million as compared with $10.1 million during 1995. Additional margin dollars were contributed as the result of the Culver acquisition and increased sales by Belding's button division. The gross margin percentage during 1996 in the consumer product segment was 32.3% % as compared to 33.9% during the same period in 1995. The decline in the gross margin percentage in the consumer product segment was due to the lower Culver margins. Gross margin in the industrial segment during 1996 totaled $7.5 million as compared to $8.2 million for the same period in 1995. The decline in the gross margin was directly attributable to the decline in the sales volume of this segment. The gross margin percentage during 1996 for the industrial segment was 24.0% as compared to 22.3% during 1995.

        Selling, general and administrative expenses during 1996 totaled $10.5 million as compared with $11.7 million during 1995. Selling, general and administrative expenses in the consumer product segment in 1996 totaled $3.9 million as compared to $3.3 million in 1995. The increase in selling, general and administrative expenses in the consumer product segment was the result of the additional expenses attributable to Culver operations. Selling, general and administrative expenses in the industrial segment totaled $6.6 million during the nine months ended September 30, 1996, as compared to $8.4 million in the first nine months of 1995. The decline in selling, general and administrative expenses in the industrial product segment was the result of reduced spending totaling $1.6 million, principally from headcount reductions.

FASTENERS AND SECURITY PRODUCTS DISTRIBUTION (CURTIS)

        On May 13, 1996, Curtis acquired the Mechanics Choice business of Avnet, Inc. for $6.5 million. Mechanics Choice is a distributor selling industrial maintenance and repair operations products similar to the existing Curtis product line offering.

        For the nine month period in 1996, Curtis' sales of $57.0 million were $5.1 million or 9.8% higher than the same period in 1995. Sales by Curtis' Mechanics Choice division accounted for $4.5 million of the increase. Sales of a new key code cutting machine utilizing state of the art technology contributed an additional $1.0 million of sales in 1996. The sales gain from the new code cutter was offset by the loss of the sales of the Puerto Rican branch totaling $.6 million and of an emergency key cutting program of $.3 million. Both of these businesses were discontinued as a result of the sale of the retail division and the shutdown of manufacturing operations.

        For the first nine months of 1996, Curtis' gross margin percentage of 65.6% decreased .7% from the comparable period in 1995. The decline in margins can be attributed to the lower margins recognized by the Mechanics Choice Division.

        For the nine month period of 1996, Curtis' selling, general and administrative expenses, exclusive of the $.7 million reserve recorded for the 1995 manufacturing shutdown, increased by $2.5 million. The majority of the increase is selling and distribution costs of the Mechanics Choice division.

SNACK FOODS (LINCOLN)

        Sales of $16.4 million were unchanged for the nine months ended September 30, 1996, versus the corresponding period of 1995. Sales related to the Distribution Agreement represented 56% and 47% of sales for the nine months ended September 30, 1996 and 1995, respectively.

        Gross profit decreased $1.1 million to $4.4 million for the nine months ended September 30, 1996, versus $5.5 million in the corresponding period of 1995. Gross profit decreased as a result of lower selling prices under the Distribution Agreement.

        Selling, general and administrative expenses decreased $2.7 million to $3.7 million in the nine months ended September 30, 1996, versus $6.4 million the same period in 1995. These expenses decreased during this period primarily due to cost reductions resulting from the Distribution Agreement.

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

Item 3. - Defaults upon Senior Securities

a)      None

b) Redeemable series B preferred stock of Belding Heminway Company, Inc. Scheduled dividend payments totaling $1,316,018 in 1995, $330,907 on March 15, 1996, $339,548 on June 15, 1996, and $345,533 on September 15,
        1996, were subject to the approval of Belding's bank lenders. Such approval was not granted by the banks and the dividend payments were not made. As a result, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum.

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

(10)           Not Applicable.

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

b)      Reports on Form 8-K

               None.

                                            Signature

                                            NOEL GROUP, INC.

                                            Date: November 14, 1996

                                            By:    \s\  Todd K. West
                                                   -----------------------------
                                                   Todd K. West

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