Form 10-Q/A
period 1996-09-30
NOEL GROUP INC
filed 1997-02-14
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                             AMENDMENT NUMBER ONE TO

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


                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        NOEL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)



                                                                    September 30,    December 31,
                                                                         1996            1995
                                                                    -------------    ------------
                                                                     (Restated)
                                                                     (Unaudited)

Assets

Current Assets:
  Cash and cash equivalents                                             $   3,974       $  10,446
  Short-term investments                                                    9,384          18,378
  Accounts receivable, less allowances of $2,806 and $2,867                25,345          21,111
  Inventories                                                              34,848          30,460
  Other current assets                                                      3,274           4,294
                                                                        ---------       ---------

                                                                           76,825          84,689


Equity investments                                                         42,968          34,520
Other investments                                                          28,258          20,174
Property, plant and equipment, net                                         37,407          40,563
Intangible assets, net                                                     46,379          44,562
Net assets of discontinued operations                                         268             779
Other assets                                                                5,419          14,470
                                                                        ---------       ---------

                                                                        $ 237,524       $ 239,757
                                                                        =========       =========

Liabilities and Stockholders' Equity

Current Liabilities:
  Short-term debt                                                       $     485       $       -
  Current portion of long-term debt                                        38,816           5,233
  Trade accounts payable                                                   14,040          12,339
  Accrued compensation and benefits                                         6,856           5,769
  Other current liabilities                                                13,012          19,201
                                                                        ---------       ---------

                                                                           73,209          42,542

Long-term debt                                                             29,767          69,197
Other long-term liabilities                                                28,380          28,913
Minority interest                                                           7,070           6,185
                                                                        ---------       ---------

                                                                          138,426         146,837
                                                                        ---------       ---------

Stockholders' Equity:
  Preferred stock, $.10 par value, 2,000,000 shares
    authorized, none outstanding                                                -               -
  Common stock, $.10 par value, 48,000,000 shares
    authorized, 20,222,642 and 20,203,233 issued, respectively              2,022           2,020
  Capital in excess of par value                                          213,099         204,466
  Accumulated deficit                                                    (114,730)       (112,466)
  Cumulative translation adjustment                                          (602)           (613)
  Treasury stock at cost, 34,937 and 11,000 shares, respectively             (691)           (487)
                                                                        ---------       ---------

                                                                           99,098          92,920
                                                                        ---------       ---------

                                                                        $ 237,524       $ 239,757
                                                                        =========       =========




   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        Three Months Ended September 30,
                                   (Unaudited)
                (dollars in thousands, except per share amounts)



                                                                      (Restated)
                                                                         1996        1995
                                                                     ----------   ----------


Sales                                                                  $ 50,266     $ 44,694

Cost and Expense Items:
  Cost of sales                                                          27,859       25,654
  Selling, general, administrative and other expenses                    18,133       17,424
  Depreciation and amortization                                             902          239
                                                                     ----------   ----------

                                                                         46,894       43,317
                                                                     ----------   ----------

 Operating income                                                         3,372        1,377
                                                                     ----------   ----------

Other Income (Expense):
  Other income                                                              109        6,873
  Income (Loss) from equity investments                                  (2,934)       1,285
  Interest expense                                                       (2,043)      (1,953)
  Minority interest                                                        (477)        (185)
                                                                     ----------   ----------

                                                                         (5,345)       6,020
                                                                     ----------   ----------


Income (Loss) from continuing operations before income taxes             (1,973)       7,397

Provision for income taxes                                               (1,043)        (471)
                                                                     ----------   ----------

Income (Loss) from continuing operations                                 (3,016)       6,926

Loss from discontinued operations                                           290         (517)
                                                                     ----------   ----------


Net income (loss)                                                       ($2,726)     $ 6,409
                                                                     ==========   ==========


Earnings (Loss) per common and common equivalent share from:
  Continuing operations                                                 ($ 0.15)     $  0.33
  Discontinued operations                                                   .02        (0.02)
                                                                     ----------   ----------
  Net income (loss)                                                     ($ 0.13)     $  0.31
                                                                     ==========   ==========





Weighted average common and common equivalent shares                 20,187,705   20,991,789
                                                                     ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                         Nine Months Ended September 30,
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

<CAPTION
                                                                     (Restated)
                                                                        1996         1995
                                                                    ----------   ----------

Sales                                                                 $140,524     $134,059

Cost and Expense Items:
  Cost of sales                                                         79,624       75,901
  Selling, general, administrative and other expenses                   52,222       54,459
  Depreciation and amortization                                          2,620        3,157
                                                                    ----------   ----------

                                                                       134,466      133,517
                                                                    ----------   ----------

 Operating income                                                        6,058          542
                                                                    ----------   ----------

Other Income (Expense):
  Other income                                                             734        7,562
  Income (loss) from equity investments                                     (9)        2,331
  Interest expense                                                      (6,096)      (5,927)
  Minority interest                                                       (875)        (309)
                                                                    ----------   ----------

                                                                        (6,246)       3,657
                                                                    ----------   ----------

Income (Loss) from continuing operations
  before income taxes                                                     (188)       4,199

Provision for income taxes                                              (2,408)      (1,967)
                                                                    ----------   ----------

Income (Loss) from continuing operations                                (2,596)       2,232

Income (Loss) from discontinued operations                                 332       (1,310)
                                                                    ----------   ----------

Net income (loss)                                                      ($2,264)        $922
                                                                    ==========   ==========


Earnings (Loss) per common and common equivalent share from:
  Continuing operations                                                 ($0.13)       $0.11
  Discontinued operations                                                 0.02        (0.06)
                                                                    ----------   ----------
  Net income (loss)                                                     ($0.11)       $0.05
                                                                    ==========   ==========





Weighted average common and common equivalent shares                20,187,705   21,003,153
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



                                                                     (Restated)
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

        HealthPlan Services, Inc. ("HPS"), has restated its results of operations for the period ended September 30, 1996. Because Noel accounts for HPS under the equity method of accounting, Noel is required to restate its consolidated results of operations to reflect its percentage share of the HPS restatement. See note 2 below for a full description of the restatement by HPS and of the impact on Noel's financial statements.

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

        HPS was acquired by Noel on September 30, 1994. Following HPS's initial public offering on May 19, 1995 and Noel's simultaneous exchange of its entire holding of HPS preferred stock and accrued dividends into HPS common stock, Noel's voting interest dropped below 50%. Therefore, Noel has accounted for HPS's results of operations through September 30, 1995, under the equity method of accounting as if HPS had been an equity investment from January 1, 1995.

        Summarized income statement information for HPS is as follows (dollars in thousands):



                                                   Three Months Ended              Nine Months Ended
                                                       September 30,                 September 30,

                                                (Restated)                   (Restated)
                                                   1996            1995         1996             1995
                                                  ------          ------       ------           -----
Revenue                                         $  67,006         $24,116     $ 129,876        $70,889
                                                =========         =======     =========        =======
Gross profit                                          n/a             n/a           n/a            n/a
                                                =========         =======     =========        =======

Income from continuing operations               $ (7,961)         $ 2,624     $ (1,187)        $ 6,551
                                                =========         =======     =========        =======
Net income                                      $ (7,961)         $ 2,624     $ (1,187)        $ 6,551
                                                =========         =======     =========        =======
Net income available to common
    shareholders                                $ (7,961)         $ 2,624     $ (1,187)        $ 6,266
                                                =========         =======     =========        =======
Noel's share of net income available to
    common shareholders                         $ (2,943)         $ 1,096     $   (42)         $ 2,617
                                                =========         =======     =========        =======




        In its previously reported results for the three and nine months ended September 30, 1996, HPS recorded a charge of $19.2 million for the impairment of a portion of the goodwill which was recorded in connection with certain acquisitions made in 1995 and 1996. HPS also recorded in the same period a charge of $14.1 million for the estimated costs to restructure and integrate the 1996 acquisitions.

       HPS has subsequently determined, based on a re-evaluation of the expected future undiscounted cash flows of the acquisitions, that a portion of the related goodwill has not been impaired. Consequently, the previous recorded impaired charge has been restated to $13.7 million, which reflects the reduction of previously recorded impairment charges by $5.3 million due to the re-evaluation. Further, HPS has also determined that $8.3 million of the estimated costs to restructure and integrate the 1996 acquisitions, should not have been expensed until incurred. As a substantial portion of such costs ($6.5 million) are expected to be incurred during the fourth quarter of 1996, the related charge in the third quarter has been reversed. Though it is probable additional integration expenses will be incurred in 1997, the amount cannot be determined at this time.

       In addition, $3.8 million of the estimated costs of the 1996 acquisitions should have been recorded as part of the purchase price allocations. As such, the related charge has been reversed, and a corresponding amount included in goodwill. MPS has also reversed $1.2 million of the $3.9 million contract commitment charge relating to the termination of a royalty contract initially reported in the results of operations in the third quarter of 1996. The net effect of these adjustments to the results of operations of HPS are as follows (dollars in thousands):

                                  Three Months Ended            Nine Months Ended
                                  September 30, 1996            September 30, 1996
                                  ------------------            ------------------
                             As Previously                 As Previously
                               Reported      As Restated      Reported     As Restated
                               --------      -----------      --------     -----------
Income from continuing
operations                     $(19,169)       $(7,961)       $(12,395)      $(1,187)

Net income                     $(19,169)       $(7,961)       $(12,395)      $(1,187)

Noel's share of net income
available to common
shareholders                   $ (7,194)       $(2,943)       $ (4,652)      $   (42)

       The principal effect of such adjustments on HPS's September 30, 1996 balance sheet is to increase net goodwill from $162.1 million to $171.5 million and to increase stockholders' equity from $101.5 million to $112.8 million, which results from a previously reported accumulated deficit of $3.2 million being adjusted to retained earnings of $8.0 million.

SEASONALITY

        The results of operations for the three and nine months ended September 30, 1996, may not be indicative of the operating results for the full year.
Lincoln's business is seasonal, with the third and fourth calendar quarters historically showing higher sales.

INVENTORIES

        Inventories consist of the following (dollars in thousands):



                                                                    September 30,             December 31,
                                                                         1996                    1995
                                                                      (Restated)
                                                                    -------------             ------------

               Raw material and supplies                               $ 8,160                  $ 6,088
               Work in process                                           5,231                    6,033
               Finished goods                                           21,457                   18,339
                                                                       -------                  -------
                                                                       $34,848                  $30,460
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

        HealthPlan Services has no impact on the Company's liquidity and capital resources, since Noel has no obligation to fund HealthPlan Services' operations and HealthPlan Services does not anticipate paying cash dividends in the foreseeable future. While HealthPlan Services is included in the Company's financial statements on the equity method of accounting, the Company will record its proportional share of HealthPlan Services' income or loss. Noel's share of HealthPlan Services' loss for the nine months ended September 30, 1996 was $.04 million.

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

        HPS has no impact on the Company's liquidity and capital resources, since Noel has no obligation to fund HPS' operations and HPS does not anticipate paying cash dividends in the foreseeable future. While HPS is included in the Company's financial statements on the equity method of accounting, the Company will record its proportional share of HPS' income or loss. Noel's share of HPS' loss for the three and nine months ended September 30, 1996 was $2.9 million and $.04 million, respectively.

        Noel and each of its subsidiaries file a separate federal income tax return. As a result, the income tax provisions recorded by certain subsidiaries cannot be offset by the losses reported by other entities on the Company's consolidated financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

        Sales increased by $5.6 million to $50.3 million primarily due to increased sales at Curtis and Belding of $2.9 million and $2.3 million, respectively. Cost of sales increased by $2.2 million to $27.9 million from $25.7 million in 1995. Selling, general, administrative and other expenses increased by $.7 million to $18.1 million in 1996 from $17.4 million in 1995. Other income decreased by $6.8 million primarily due to a 1995 gain recognized by Noel on the receipt of payment for a subordinated note and note interest from Brae Group, Inc. ("Brae note") in the form of shares of common stock of Staffing Resources, Inc. The loss from equity investments of $2.9 million in 1996 versus income of $1.3 million in 1995 primarily results from Noel's equity in the loss of HPS in 1996. After performing a review for impairment of long-lived assets related to each of HealthPlan Services' acquired businesses and applying the principles of measurement contained in FASB 121, HealthPlan Services recorded a charge against earnings of $13.7 million in the third quarter of 1996, representing approximately 7.6% of HealthPlan Services' pre-charge goodwill. This charge was attributable to impairment of goodwill recorded on the acquisitions made in 1995. Any further significant declines in HealthPlan Services' projected net cash flows may result in additional write-downs of remaining goodwill.

        Starting in 1994, HealthPlan Services pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995 and 1996, in North Carolina, Kentucky, and Washington. HealthPlan Services has incurred substantial expenses in connection with the start-up of these contracts, and, to date, the alliance business has been unprofitable. HealthPlan Services recorded a pre-tax charge related to these contracts in the amount of $2.6 million in the third quarter of 1996 resulting from increased costs and lower than anticipated revenues in Florida and North Carolina. In Florida, HealthPlan Services is negotiating a new contract which is scheduled to commence in 1997.

        In the third quarter of 1996, HealthPlan Services recorded a charge of $1.4 million to reflect the cost of exiting certain excess office space and terminating employees.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

        Sales increased by $6.5 million to $140.5 million due to an increase in sales at Curtis and Belding of $5.0 million and $1.4 million, respectively. Cost of sales increased by $3.7 million to $79.6 million from $75.9 million in 1995, related to increases at Curtis, Lincoln and Belding of $2.1 million, $1.1 million and $.6 million, respectively. Selling, general, administrative and other expenses decreased to $52.2 million in 1996 from $54.5 million in 1995. The decrease of $2.2 million primarily relates to decreased expenses at Lincoln and Belding of $3.2 million and $.9 million, respectively, offset by increased expenses at Curtis of $2.0 million. Other income decreased $6.8 million primarily due to a 1995 gain recognized by Noel on the receipt of payment for the Brae note. The loss from equity investments of $.009 million in 1996 versus income of $2.3 million in 1995 primarily results from Noel's equity in the loss of HPS in 1996. As discussed above, during the quarter ended September 30, 1996, HPS recorded charges related to goodwill impairment and restructuring and integration costs.

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