Form 10-K
period 1996-12-31
NOEL GROUP INC
filed 1997-04-15
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                 F O R M  10 - K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-19737
                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

                             ----------------------

                                NOEL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-2649262
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)

     incorporation or organization)

 667 MADISON AVENUE, NEW YORK, NEW YORK                    10021
(Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 371-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EXCHANGE ON WHICH REGISTERED
     -------------------              ------------------------------------
            NONE                                 NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE

                                (TITLE OF CLASS)

                           ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                          Yes X  No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 25, 1997, was approximately $130,541,626. On such date, the last sale price of registrant's common stock was $6.50 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of the registrant and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons or entities disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

         Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 1997.

                 CLASS                             OUTSTANDING ON MARCH 25, 1997
                 -----                             -----------------------------
Common Stock, par value $.10 per share                     20,421,039

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                               PART OF THE FORM 10-K INTO WHICH
                Document                       THE DOCUMENT IS INCORPORATED
                --------                       ----------------------------
Definitive Proxy Statement to Shareholders     Part III, Items 10, 11, 12 and 13
 for 1997 Annual Meeting

         This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements regarding future financial condition and results of operations. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions are intended to identify forward-looking statements. Such statements involve certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

                                     PART I

ITEM 1.  BUSINESS.

(a)  General development of business.

         On May 21, 1996, the Board of Directors of Noel Group, Inc. ("Noel" or the "Company") adopted a Plan of Complete Liquidation and Dissolution (the "Plan") which was approved by the shareholders at a Special Meeting of Shareholders held on March 19, 1997.

PRINCIPAL PROVISIONS OF THE PLAN

Pursuant to the Plan:

         (a) The Company will distribute pro rata to its shareholders, in-kind or sell or otherwise dispose of all its property and assets. The liquidation is expected to be concluded prior to the third anniversary of the date of the approval of the Plan by the shareholders by a final liquidating distribution either directly to the shareholders or to one or more liquidating trusts. Any sales of the Company's assets will be made, in private or public transactions, on such terms as are approved by the Board of Directors. It is not anticipated that any further shareholder votes will be solicited with respect to the approval of the specific terms of any particular sales of assets approved by the Board of Directors as the Company has been advised by its counsel that such further votes are not required by the Delaware General Corporate Law ("DGCL"). See "Sales of the Company's Assets." Reference is made to "Factors to be Considered with Respect to Distribution or Sale of the Company's Assets" for a discussion of the factors to be considered by the Board in making its determination of which assets will be sold and which will be distributed in-kind.

         (b) Subject to the payment or the provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Only shareholders of record on the record date set for a particular distribution will receive distributions with respect to such record date. The Company may establish a reasonable reserve (a "Contingency Reserve") in an amount determined by the Board of Directors to be sufficient to satisfy the liabilities, expenses and obligations of the Company not otherwise paid, provided for or discharged. The net balance, if any, of any such Contingency Reserve remaining after payment, provision or discharge of all such liabilities, expenses and obligations will also be distributed to the Company's shareholders pro rata. The Company itself has no current or long-term indebtedness. Bank indebtedness reflected in the Company's consolidated financial statements consists of the bank indebtedness of the Company's consolidated subsidiaries. Lenders generally have no recourse to the Company for the ultimate collection of loans to the Company's subsidiaries. The Company's accrued obligations at December 31, 1996 were approximately $8.2 million, including $4.8 million accrued with respect to outstanding options, with the balance accrued with respect to Federal income taxes payable, the Company's obligations under its Supplemental Executive Retirement Plan (the "Supplemental Plan") and other accrued expenses. No assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to shareholders. The Company currently has no plans to repurchase shares of Common Stock from its shareholders. However, if the Company were to repurchase its shares of Common Stock, par value $.10 per share ("Common Stock"), from its shareholders, such repurchases would be open market purchases and would decrease amounts distributable to other shareholders if Noel were to pay amounts in excess of the per share values distributable in respect of the shares purchased and would increase amounts distributable to other shareholders if Noel were to pay amounts less than the per share values distributable in respect of such shares. See "Liquidating Distributions; Nature; Amount; Timing" and "Contingent Liabilities; Contingency Reserve; Liquidating Trust" below.

         (c) Any distribution in-kind of the Company's holdings of securities will be made pro rata to the holders of Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Only shareholders of record on the record date set for a particular distribution will receive distributions with respect to such record date. A distribution of the Company's holdings in a security may also be effected by the distribution to Noel shareholders of interests in a trust holding such security. If securities held by the Company are to be distributed directly to shareholders (other than in trust), applicable rules and regulations of the Securities and Exchange Commission (the "Commission") will be complied with so that all shareholders (with the possible exception of affiliates of the Company or of the issuer of the securities which are distributed) will receive securities which will thereafter be freely transferable by them under applicable Federal securities laws. The securities to be distributed to the shareholders will have been registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, if required by applicable law and regulation, the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, the corporation issuing such securities will be subject to substantially the same reporting and proxy rules as currently apply to the Company. As described under "Principal Assets of the Company" only certain of Noel's holdings constitute securities which are currently registered under the Exchange Act. Securities which under current law and regulation may not be distributed without such registration will not be distributed unless and until the required registration has been effectuated. In addition, assuming satisfaction of required eligibility standards, the Company may seek to cause any of its holdings of securities not currently listed on an securities exchange or authorized for quotation on Nasdaq, to be so authorized for quotation or listed, although there can be no assurance that the Company will do so. If any distributed securities are not authorized for quotation through Nasdaq or listed on an exchange, the effect may be to render such securities illiquid and/or to diminish the price realizable upon sale. In any event, the sale or distribution of the Company's holdings and the anticipation of such sale or distribution resulting from the approval of the Plan may reduce, at least temporarily, the market price of such securities and therefore the values realized by the shareholders. See "Factors to be Considered with Respect to Distribution or Sale of the Company's Assets."

         (d) If deemed necessary by the Board of Directors for any reason, the Company may, from time to time, transfer any of its unsold assets to one or more trusts established for the benefit of the then shareholders which property would thereafter be sold or distributed on terms approved by its trustees. If all of the Company's assets (other than the Contingency Reserve) are not sold or distributed prior to the third anniversary of the approval of the Plan by the Company's shareholders, the Company must transfer in final distribution such remaining assets to a trust. The Board of Directors may also elect in its discretion to transfer the Contingency Reserve, if any, to such a trust. Any of such trusts are referred to herein as "liquidating trusts." Notwithstanding the foregoing, to the extent that a distribution or transfer of any asset cannot be effected without the consent of a governmental authority, no such distribution or transfer shall be effected without such consent. In the event of a transfer of assets to a liquidating trust, the Company would distribute, pro rata to the holders of its Common Stock, beneficial interests in any such liquidating trust or trusts. It is anticipated that the interests in any such trusts will not be transferable; hence, although the recipients of the interests would be treated for tax purposes as having received their pro rata share of property transferred to the liquidating trust or trusts and will thereafter take into account for tax purposes their allocable portion of any income, gain or loss realized by such liquidating trust or trusts, the recipients of the interests will not realize the value thereof unless and until such liquidating trust or trusts distributes cash or other assets to them. The Plan authorizes the Board of Directors to appoint one or more individuals or entities to act as trustee or trustees of the liquidating trust or trusts and to cause the Company to enter into a liquidating trust agreement or agreements with such trustee or trustees on such terms and conditions as may be approved by the Board of Directors. Approval of the Plan by the shareholders constituted the approval by such shareholders of any such appointment and any liquidating trust agreement or agreements. For further information relating to liquidating trusts, the appointment of trustees and the liquidating trust agreements, reference is made to "Contingent Liabilities; Contingent Reserve; Liquidating Trusts."

         (e) The Company will close its stock transfer books and discontinue recording transfers of shares of Common Stock on the earlier to occur of (i) the close of business on the record date fixed by the Board of Directors for the final liquidating distribution, or (ii) the date on which the dissolution becomes effective under the DGCL (the "Final Record Date"), and thereafter certificates representing shares Common Stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. After the Final Record Date the Company will not issue any new stock certificates, other than replacement certificates. See "Listing and Trading of the Common Stock and interests in the Liquidating Trust or Trusts" and "Final Record Date" below.

         (f) Following completion of the foregoing steps, a Certificate of Dissolution will be filed with the State of Delaware dissolving the Company. The dissolution of the Company will become effective, in accordance with the DGCL upon proper filing of the Certificate of Dissolution with the Secretary of State or upon such later date as may be specified in the Certificate of Dissolution. Pursuant to the DGCL, the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against it, and enabling the Company gradually to settle and close its business, to dispose of and convey its property, to discharge its liabilities and to distribute to its shareholders any remaining assets, but not for the purpose of continuing the business for which the Company was organized.

ABANDONMENT; AMENDMENT

         Under the Plan, the Board of Directors may modify, amend or abandon the Plan, notwithstanding shareholder approval, to the extent permitted by the DGCL. The Company will not amend or modify the Plan under circumstances that would require additional shareholder solicitations under the DGCL or the federal securities laws without complying with the DGCL and the federal securities laws.

         The Executive Committee of the Board of Directors may exercise all of the powers of the Board of Directors in implementing the Plan. Accordingly, references to the Board of Directors herein should be deemed also to refer to such committee.

LIQUIDATING DISTRIBUTIONS; NATURE; AMOUNT; TIMING

         Although the Board of Directors has not established a firm timetable for distributions to shareholders, the Board of Directors will, subject to exigencies inherent in winding up the Company's business, make such distributions as promptly as practicable. The liquidation is expected to be concluded prior to the third anniversary of the approval of the Plan by the shareholders by a final liquidating distribution either directly to the shareholders or to a liquidating trust. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of any distributions pursuant to the Plan. The actual nature, amount and timing of, and record date for all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board of Directors' determination as to whether particular assets are to be distributed in-kind or otherwise disposed of through sale or other means. Reference is made to "Factors to be Considered with Respect to Distribution or Sale of the Company's Assets" for a discussion of the factors to be considered by the Board in making its determination of which assets will be sold and which will be distributed in-kind.

         The Company does not plan to satisfy all of its liabilities and obligations prior to making distributions to its shareholders, but instead will reserve assets deemed by management and the Board of Directors to be adequate to provide for such liabilities and obligations. See "Contingent Liabilities; Contingency Reserve; Liquidating Trust." Management and the Board of Directors believe that the Company has sufficient cash to pay its current and accrued obligations, without the sale of any of its assets. It is anticipated, however, that the sale or distribution of all of the Company's holdings will result in the net realization of substantial net gain and the recognition of tax obligations. The Company believes that it has sufficient cash to enable it to pay its estimated tax obligations. In the event this is not the case the Company may need to raise additional cash through the sale of a portion of its holdings. See "Factors to be Considered with Respect to Distribution or Sale of the Company's Assets."

         Uncertainties as to the precise net value of Noel's assets and the ultimate amount of its liabilities make it impracticable to predict the aggregate net values ultimately distributable to shareholders. Claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes and miscellaneous office expenses), although currently declining, will continue to occur during execution of the Plan, and the Company anticipates that expenses for professional fees and other expenses of liquidation will be significant. These expenses will reduce the amount of assets available for ultimate distribution to shareholders, and, while the Company does not believe that a precise estimate of those expenses can currently be made, management and the Board of Directors believe that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to shareholders. If such available cash and amounts received on the sale of assets are not adequate to provide for the Company's obligations, liabilities, expenses and claims, distributions of cash and other assets to the Company's shareholders will be reduced.

PRINCIPAL ASSETS OF THE COMPANY

         Set forth below is a table setting forth Noel's principal holdings as of March 10, 1997.

                                                    Approximate                                                     Approximate
                                                    % of                                                            % of
                                                    Outstanding                                                     Outstanding
                                 No. of             Shares of                                    No. of             Shares of
                                 Shares of          Common Stock                                 Shares of          Preferred Stock
                                 Common             as of                 Common Stock           Preferred          as of
Name of Company                  Stock Held         March 10, 1997        Traded on              Stock              March 10, 1997
---------------                  ----------         --------------        ------------           ----------         --------------
HealthPlan Services              4,275,846(1)               29%           New York                      --                   --
 Corporation                                                              Stock Exchange

Staffing Resources, Inc.         2,026,104(2)               16%                --(3)                    --                   --

Carlyle Industries, Inc.         2,205,814(1)               30%           New York                 19,312,837.5             93%
                                                                            Stock Exchange             Series B

Lincoln Snacks                   3,769,755(1)               60%           Nasdaq Small                  --                   --
 Company                                                                    Cap Market

Curtis Industries, Inc.            163,449(2)               62%                --                    141,000                67%
                                                                                                       Series B

                                                                                                         1,619
                                                                                                       Series A            100%

                                                    Approximate                                                     Approximate
                                                    % of                                                            % of
                                                    Outstanding                                                     Outstanding
                                 No. of             Shares of                                    No. of             Shares of
                                 Shares of          Common Stock                                 Shares of          Preferred Stock
                                 Common             as of                 Common Stock           Preferred          as of
Name of Company                  Stock Held         March 10, 1997        Traded on              Stock              March 10, 1997
---------------                  ----------         --------------        ------------           ----------         --------------
Ferrovia Novoeste,               1,200,000(2)               20%                --                   5,657,142               42%
 S.A.

(1)  These securities are registered under the Exchange Act.
(2)  These securities are not registered under the Exchange Act.
(3) A limited number of shares of common stock of Staffing Resources, Inc. ("Staffing Resources") are traded in the over the counter market and prices are quoted in the "pink sheets."

FACTORS TO BE CONSIDERED WITH RESPECT TO DISTRIBUTION OR SALE OF THE COMPANY'S ASSETS

         The sale by the Company or the distribution by the Company to its shareholders of an appreciated asset will result in the recognition of taxable gain by the Company to the extent the fair market value of such asset exceeds the Company's tax basis in such asset. Accordingly, it is anticipated that the sale or distribution by the Company of certain of its assets, including its holdings in HealthPlan Services and Staffing Resources, will result in the recognition by the Company of significant taxable gain. The greater the amount of assets that are required to be sold in order to pay the taxes, the lesser the amount of such assets available for distribution to Noel's shareholders. On February 7, 1997, pursuant to a Stock Purchase Agreement dated as of December 18, 1996 by and among Noel. Automatic Data Processing, Inc. ("ADP") and HealthPlan Services (the "ADP Agreement"), Noel sold to ADP 1,320,000 shares of its common stock of HealthPlan Services for an aggregate purchase price of $26.4 million. Noel anticipates that the proceeds of such sale will be made available to pay (i) the taxes payable as a result of the sale or disposition of the Company's assets pursuant to the Plan and (ii) other expenses incurred in connection with the consummation of the Plan. Any proceeds remaining after payment of such taxes and expenses will be made available for cash distributions to the shareholders. The Company currently believes that the proceeds of such sale will be sufficient to pay such taxes and expenses, although there can be no assurance that this will be the case. In the event that sale proceeds and other available cash are insufficient to pay such taxes and expenses the Company may be required to sell additional assets. The determination by the Board of Directors as to which additional assets would be sold to pay any additional taxes and expenses will depend on a variety of factors, including, the Board's opinion as to the future prospects of the issuer of the securities, the amount of additional cash required to be raised, the liquidity of the Company's assets, the prices obtainable for such assets in public or privately negotiated transactions, and a review of the Company's public holdings to ascertain which holdings could be sold with the least disruption to the public market and possible resultant depression in the values realizable by the Company and its shareholders and, with respect to assets to be sold in private transactions, the availability of purchasers for such assets. Currently, all of the Company's public holdings are thinly traded. Accordingly, a public sale thereof might result in a disruption in the public market. See "Liquidating Distributions; Nature; Amount; Timing."

         Set forth below is a brief description of the status of Noel's current plans to sell or distribute its principal holdings. Except as set forth below, the Board of Directors and management have not yet determined whether or when to sell or distribute any of its holdings. The determination of which holdings will be sold and which will be distributed in-kind to the Company's shareholders will be based on the judgment of the Board of Directors and management as to whether the sale or distribution of a particular holding will result in realization of the highest possible value to Noel's shareholders and will be based on several factors, including, in addition to the factors referred to in the preceding paragraph and not necessarily in order of priority (i) the Board's opinion as to the future prospects of the issuer of the securities; (ii) whether the security in question is publicly traded; (iii) the anticipated effect on the market price of a distribution as opposed to a sale; (iv) whether a distribution or a sale would require registration under the Securities Act and the Exchange Act; (v) the need to raise cash through sales of securities to pay corporate taxes payable upon the distribution and sale of the Company's assets; (vi) whether an orderly public market exists and would continue to exist after distribution; and
(vii) the availability of one or more purchasers of the security in a private sale. With respect to securities held by the Company which are expected to be distributed to shareholders (other than in trust), applicable laws and regulations of the Commission will be complied with so that all shareholders (with the possible exception of affiliates of the Company or of the issuer the securities of which are distributed) will receive securities which will thereafter be freely transferable by them under applicable Federal securities laws. The securities to be distributed to the shareholders will have been registered under the Exchange Act and, if required by applicable law and regulation, the Securities Act. Accordingly, the corporation issuing such securities will be subject to substantially the same reporting and proxy rules as currently apply to the Company. Securities which under current law and regulation may not be distributed without such registration will not be distributed unless and until the required registration has been effectuated. In addition, assuming satisfaction of required eligibility standards, the Company may seek to cause any of its holdings of securities not currently listed on an securities exchange or authorized for quotation through Nasdaq to be so authorized for quotation or listed, although there can be no assurance that the Company will do so. If any distributed securities are not authorized for quotation through Nasdaq or listed on an exchange, the effect may be to render such securities illiquid and/or to diminish the price realizable upon sale.

         The sale or distribution of the Company's holdings and the anticipation of such sale or distribution resulting from the approval of the Plan may, at least temporarily, reduce the market price of such securities and therefore the values realized by the shareholders.

HealthPlan Services Corporation

         Noel holds 4,275,846 shares of common stock of HealthPlan Services, representing approximately 29% of the outstanding common stock, with an estimated value as of March 10, 1997 of approximately $77.5 million. The Company currently intends to distribute most of its shares of common stock of HealthPlan Services to its shareholders and such distributed shares in the hands of the distributees may be subject to temporary restrictions on transferability. Noel may, however, engage in one or more private or registered public sales, as market conditions permit, of shares of HealthPlan Services to raise cash to pay the estimated taxes payable upon distribution or sale of Noel's assets, which cash is not available from existing cash resources or defrayed by the proceeds from the sale of other assets. On February 7, 1997, pursuant to the ADP Agreement, ADP purchased from Noel 1,320,000 shares (approximately 9%) of the shares of common stock of HealthPlan Services at a price of $20 per share in cash or $26.4 million in the aggregate. Other than pursuant to a distribution to Noel's shareholders, pursuant to the ADP Agreement, Noel has agreed not to transfer its remaining shares of common stock of HealthPlan Services prior to September 30, 1997.

Staffing Resources, Inc.

         Noel currently holds 2,026,104 shares of common stock of Staffing Resources, representing approximately 16% of the outstanding shares of such common stock, with an estimated value as of March 10, 1997 of approximately $32.4 million. Noel has not determined the method of disposition of its interest in Staffing Resources or whether this asset or a portion thereof will be sold or distributed in-kind or the timing of any such decision. Staffing Resources is contemplating filing a registration statement with the Commission prior to the end of the third quarter of 1997 with respect to a public offering of its common stock. There can be no assurance that such public offering will be consummated. In the event a public offering is consummated, it is anticipated that the shares would be listed for trading on Nasdaq's National Market, although there can be no assurance that this will be the case. Although it is not anticipated that Noel's shares of common stock of Staffing Resources will be included in the proposed registration statement, Noel's determination as to the disposition of its shares of common stock of Staffing Resources may depend on the consummation and timing of such offering.

Carlyle Industries, Inc.

         Noel currently holds 2,205,814 shares of common stock of Carlyle Industries, Inc., (which prior to March 26, 1997 was known as Belding Heminway Company, Inc.) ("Carlyle"), representing approximately 30% of the outstanding shares of such common stock, with an estimated value, based upon market price, as of March 10, 1997 of approximately $4.7 million. In addition, Noel currently holds 19,312,837.5 shares of Series B preferred stock of Carlyle, representing approximately 93% of the outstanding shares of such Series B preferred stock, with an estimated value as of March 10, 1997 of approximately $22.0 million. In January 1997, the Pension Benefit Guarantee Corporation ("PBGC") notified Carlyle that it was considering whether the sale of its Thread Division would create an obligation under ERISA to immediately fund, in whole or in part, Carlyle's unfunded liability to its defined benefit plan. In February 1997, at the request of the PBGC, Carlyle agreed to provide the PBGC with at least 30 days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders of any class of equity prior to March 31, 2002. In consideration of such agreement, the PBGC agreed not to take action solely with respect to the proposed sale transaction. If the PBGC takes the position that Carlyle should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position is upheld, the ability of Carlyle to take any such proposed action would be adversely affected. Carlyle's unfunded liability to its deferred benefit plan is estimated to be approximately $1.5 million as of December 31, 1996, when measured in accordance with financial accounting standards. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, Carlyle's obligation to transfer cash to the plan could be $3.5 million to $4.5 million higher than this amount. Any actual amounts transferred in the event of a plan termination, would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate. Noel currently has not determined the method or timing of the disposition of its interest in Carlyle.

Lincoln Snacks Company

         Noel holds 3,769,755 shares of common stock of Lincoln Snacks, representing approximately 62% of the outstanding shares of Lincoln Snacks' common stock, with an estimated value as of March 10, 1997 of approximately $4.7 million. Noel has not determined the method of disposition of its interest in Lincoln Snacks or whether this asset or a portion thereof will be sold or distributed in-kind or the timing of any such decision.

Curtis Industries, Inc.

         Noel holds 163,449 shares of common stock of Curtis Industries, Inc. ("Curtis") representing approximately 62% of the outstanding shares of Curtis' common stock. In addition, Noel holds 141,000 shares of Curtis' Series B convertible preferred stock (representing 67% of such outstanding shares) and 1,619 shares of Curtis' Series A convertible preferred stock (representing 100% of such outstanding shares). The estimated value as of March 10, 1997 of Noel's holdings in Curtis is approximately $18.4 million. Noel has not yet decided upon the method of disposition of its interest in Curtis or whether this asset or a portion thereof will be sold or distributed in-kind or the timing of any such decision. Noel is currently considering (i) the sale of its interest in Curtis in one or more private transactions; and (ii) the registration of its shares of common stock of Curtis under the Securities Act and the Exchange Act followed by the sale or distribution in-kind of such shares.

Ferrovia Novoeste, S.A.

         Noel holds 1,200,000 shares of common stock of Novoeste, representing 20% of the outstanding shares of common stock and 5,657,142 shares of preferred stock of Novoeste, representing approximately 42% of such outstanding shares. It is anticipated that such ownership will be reduced to 18% of the common stock and 42.3% of the preferred stock following the proposed issuance of additional shares to certain employees. The estimated value of Noel's interest in Novoeste as of March 10, 1997 is $8.0 million. The transfer of Noel's interest in Novoeste is subject to certain restrictions, both regulatory and contractual. Noel does not anticipate a public distribution to its shareholders of its interest in Novoeste and expects to dispose of its interest therein through private sales or sales on the public market in Brazil as permitted by Brazilian law and the terms of its investment therein.

Other Holdings

         Noel holds interests in various other entities with an aggregate estimated liquidation value of $2.7 million as of March 10, 1997 none of which is material to the Company. It is anticipated that Noel will dispose of its interests in such entities for cash.

SALES OF THE COMPANY'S ASSETS

         The Plan gives the Board of Directors the authority to sell all of the assets of the Company. As of March 31, 1997, no sale has been effected pursuant to the Plan and no agreement to sell any of the assets of the Company has been reached. Sales of the Company's assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales on applicable stock exchanges or over-the-counter or privately negotiated sales. Any sales will only be made after the Board of Directors has determined that any such sale is in the best interests of the shareholders. It is not anticipated that any further shareholder votes will be solicited with respect to the approval of the specific terms of any particular sales of assets approved by the Board of Directors, as the Company has been advised by its counsel that such further votes are not required by the DGCL. The prices at which the Company will be able to sell its various assets will depend largely on factors beyond the Company's control, including, without limitation, the rate of inflation, changes in interest rates, the condition of financial markets, the availability of financing to prospective purchasers of the assets and United States and foreign regulatory approvals. In addition, the Company may not obtain as high a price for a particular property as it might secure if the Company were not in liquidation.

         The Board of Directors will not engage in a sale of all or substantially all of its assets to an affiliate or group of affiliates. At this stage, the Company cannot exclude the possibility, however, that some of the Company's assets may be sold to one or more of the Company's officers, directors or affiliates, but such a transaction will be effectuated only if such transaction is approved by a disinterested majority of the Board of Directors. There have been no negotiations regarding any such sale.

CONDUCT OF THE COMPANY FOLLOWING ADOPTION OF THE PLAN

         Since the adoption of the Plan by the Board of Directors, the Board and management have effectively terminated the Company's participation in acquisitions. Consequently, since the adoption of the Plan by the Board of Directors, Louis Marx, Jr., has resigned as a director and as Chairman of the Executive Committee, and John A. MacDonald and Thomas C. Israel have resigned as directors. It is anticipated that certain of the present directors and principal executive officers of the Company will continue to serve in such capacities. The continuing officers and directors will receive compensation for the duties then being performed as determined by the Compensation Committee of the Board of Directors. Neither the Board of Directors nor the Compensation Committee have established specific guidelines for determination of the compensation to be paid to directors and officers of the Company. Such compensation will be determined by evaluation of all relevant factors, including, without limitation, the efforts of such individuals in successfully implementing the Plan and compensation payable in the financial community to individuals exercising similar authority and bearing similar responsibilities.

         As a consequence of the approval of the Plan by Noel's shareholders, Noel's activities are limited to winding up its affairs, taking such action as may be necessary to preserve the value of its assets and distributing its assets in accordance with the Plan. The Company will seek to distribute or liquidate all of its assets in such manner and upon such terms as the Board of Directors determines to be in the best interests of the Company's shareholders.

         The Company shall continue to indemnify its officers, directors, employees and agents in accordance with its certificate of incorporation, as amended, and by-laws and any contractual arrangements, for actions taken in connection with the Plan and the winding up of the affairs of the Company. The Company's obligation to indemnify such persons may be satisfied out of the assets of any liquidating trust. The Board of Directors and the trustees of any liquidating trust, in their absolute discretion, are authorized to obtain and maintain insurance as may be necessary to cover the Company's indemnification obligations under the Plan.

CONTINGENT LIABILITIES; CONTINGENCY RESERVE; LIQUIDATING TRUST

         Under the DGCL the Company is required, in connection with its dissolution, to pay or provide for payment of all of its liabilities and obligations. The Company will pay all expenses and fixed and other known liabilities, or set aside as a Contingency Reserve assets which it believes to be adequate for payment thereof. The Company is currently unable to estimate with precision the amount of any Contingency Reserve, which may be required, but any such amount (in addition to any cash contributed to a liquidating trust, if one is utilized) will be deducted before the determination of amounts available for distribution to shareholders.

         The actual amount of the Contingency Reserve will be based upon estimates and opinions of management and the Board of Directors and derived from consultations with outside experts and review of the Company's estimated operating expenses, including, without limitation, anticipated compensation payments, estimated investment banking, legal and accounting fees, rent, payroll and other taxes payable, miscellaneous office expenses and expenses accrued in the Company's financial statements. There can be no assurance that the Contingency Reserve in fact will be sufficient. Subsequent to the establishment of the Contingency Reserve, the Company will distribute to its shareholders any portions of the Contingency Reserve which it deems no longer to be required. After the liabilities, expenses and obligations for which the Contingency Reserve had been established have been satisfied in full, the Company will distribute to its shareholders any remaining portion of the Contingency Reserve.

         If deemed necessary, appropriate or desirable by the Board of Directors for any reason, the Company may, from time to time, transfer any of its unsold assets to one or more liquidating trusts established for the benefit of the then shareholders which property would thereafter be sold or distributed on terms approved by its trustees. The Board of Directors and management may determine to transfer assets to a liquidating trust in circumstances where the nature of an asset is not susceptible to distribution (for example, interests in intangibles) or where, in view of the limited trading market for the publicly traded securities in question, it would not be in the best interests of Noel and its shareholders for such securities to be distributed directly to the shareholders at such time. If all of the Company's assets (other than the Contingency Reserve) are not sold or distributed prior to the third anniversary of the approval of the Plan by the Company's shareholders, the Company must transfer in final distribution such remaining assets to a liquidating trust. The Board of Directors may also elect in its discretion to transfer the Contingency Reserve, if any, to such a liquidating trust. Notwithstanding the foregoing, to the extent that the distribution or transfer of any asset cannot be effected without the consent of a governmental authority, no such distribution or transfer shall be effected without such consent. The purpose of a liquidating trust would be to distribute such property or to sell such property on terms satisfactory to the liquidating trustees, and distribute the proceeds of such sale after paying those liabilities of the Company, if any, assumed by the trust, to the Company's shareholders. Any liquidating trust acquiring all the unsold assets of the Company will assume all of the liabilities and obligations of the Company and will be obligated to pay any expenses and liabilities of the Company which remain unsatisfied. If the Contingency Reserve transferred to the liquidating trust is exhausted, such expenses and liabilities will be satisfied out of the liquidating trust's other unsold assets.

         The Plan authorizes the Board of Directors to appoint one or more individuals or entities to act as trustee or trustees of the liquidating trust or trusts and to cause the Company to enter into a liquidating trust agreement or agreements with such trustee or trustees on such terms and conditions as may be approved by the Board of Directors. It is anticipated that the Board of Directors will select such trustee or trustees on the basis of the experience of such individual or entity in administering and disposing of assets and discharging liabilities of the kind to be held by the liquidating trust or trusts and the ability of such individual or entity to serve the best interests of the Company's shareholders. It is anticipated that a majority of the trustees would be required to be independent of Noel's management. Approval of the Plan by the shareholders constituted the approval by the Company's shareholders of any such appointment and any liquidating trust agreement or agreements.

         The Company has no present plans to use a liquidating trust or trusts, but the Board of Directors believes the flexibility provided by the Plan with respect to the liquidating trusts to be advisable. The trust would be evidenced by a trust agreement between the Company and the trustees. The purpose of the trust would be to serve as a temporary repository for the trust property prior to its disposition or distribution to Noel's shareholders. The transfer to the trust and distribution of interests therein to Noel's shareholders would enable Noel to divest itself of the trust property and permit Noel's shareholders to enjoy the economic benefits of ownership thereof. Pursuant to the trust agreement, the trust property would be transferred to the trustees immediately prior to the distribution of interests in the trust to Noel's shareholders, to be held in trust for the benefit of the shareholder beneficiaries subject to the terms of the trust agreement. It is anticipated that the interests would be evidenced only by the records of the trust and there would be no certificates or other tangible evidence of such interests and that no holder of Common Stock would be required to pay any cash or other consideration for the interests to be received in the distribution or to surrender or exchange shares of Common Stock in order to receive the interests. It is further anticipated that pursuant to the trust agreements (i) a majority of the trustees would be required to be independent of Noel's management; (ii) approval of a majority of the trustees would be required to take any action; (iii) the trust would be irrevocable and would terminate after, the earlier of (x) the trust property having been fully distributed, or (y) a majority in interest of the beneficiaries of the trust, or a majority of the trustees, having approved of such termination, or (z) a specified number of years having elapsed after the creation of the trust.

         UNDER THE DGCL, IN THE EVENT THE COMPANY FAILS TO CREATE AN ADEQUATE CONTINGENCY RESERVE FOR PAYMENT OF ITS EXPENSES AND LIABILITIES, OR SHOULD SUCH CONTINGENCY RESERVE AND THE ASSETS HELD BY THE LIQUIDATING TRUST OR TRUSTS BE EXCEEDED BY THE AMOUNT ULTIMATELY FOUND PAYABLE IN RESPECT OF EXPENSES AND LIABILITIES, EACH SHAREHOLDER COULD BE HELD LIABLE FOR THE PAYMENT TO CREDITORS OF SUCH SHAREHOLDER'S PRO RATA SHARE OF SUCH EXCESS, LIMITED TO THE AMOUNTS THERETOFORE RECEIVED BY SUCH SHAREHOLDER FROM THE COMPANY OR FROM THE LIQUIDATING TRUST OR TRUSTS.

         If the Company were held by a court to have failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeded the amount available from the Contingency Reserve and the assets of the liquidating trust or trusts, a creditor of the Company could seek an injunction against the making of distributions under the Plan on the ground that the amounts to be distributed were needed to provide for the payment of the Company's expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to shareholders and/or interest holders under the Plan.

FINAL RECORD DATE

         The Company will close its stock transfer books and discontinue recording transfers of shares of Common Stock on the Final Record Date, and thereafter certificates representing shares of Common Stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. After the Final Record Date the Company will not issue any new stock certificates, other than replacement certificates. It is anticipated that no further trading of the Company's shares will occur on or after the Final Record Date. All liquidating distributions from the Company or a liquidating trust on or after the Final Record Date will be made to shareholders according to their holdings of Common Stock as of the Final Record Date. Subsequent to the Final Record Date, the Company may at its election require shareholders to surrender certificates representing their shares of the Common Stock in order to receive subsequent distributions. Shareholders should not forward their stock certificates before receiving instructions to do so. If surrender of stock certificates should be required, all distributions otherwise payable by the Company or the liquidating trust, if any, to shareholders who have not surrendered their stock certificates may be held in trust for such shareholders, without interest, until the surrender of their certificates (subject to escheat pursuant to the laws relating to unclaimed property). If a stockholder's certificate evidencing the Common Stock has been lost, stolen or destroyed, the stockholder may be required to furnish the Company with satisfactory evidence of the loss, theft or destruction thereof, together with a surety bond or other indemnity, as a condition to the receipt of any distribution.

LISTING AND TRADING OF THE COMMON STOCK AND INTERESTS IN THE LIQUIDATING TRUST OR TRUSTS

         The Common Stock is currently listed for trading on the Nasdaq Stock Market's National Market. For continued listing, a company, among other things, must have $1 million in net tangible assets (or $4 million if the issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years), $1 million in market value of securities in the public float and a minimum bid price of $1.00 per share (or, in the alternative, $3 million in market value of securities in the public float and $4 million of net tangible assets). If the Company is unable to satisfy the Nasdaq Stock Market's National Market maintenance criteria in the future, its Common Stock may be delisted therefrom prior to the Final Record Date. In such event, the Company may seek to list its securities on the Nasdaq Stock Market's Small Cap Market. However, if it was unsuccessful, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to, the price of the Common Stock. Delisting of the Common Stock may result in lower prices for the Common Stock than would otherwise prevail.

         It is anticipated that the interests in a liquidating trust or trusts will not be transferable, although no determination has yet been made. Such determination will be made by the Board of Directors and management prior to the transfer of unsold assets to the liquidating trust and will be based on, among other things, the Board of Directors and managements' estimate of the value of the assets being transferred to the liquidating trust or trusts, tax matters and the impact of compliance with applicable securities laws. Should the interests be transferable, the Company plans to distribute an information statement with respect to the liquidating trust or trusts at the time of the transfer of assets and the liquidating trust or trusts may be required to comply with the periodic reporting and proxy requirements of the Exchange Act. The costs of compliance with such requirements would reduce the amount which otherwise could be distributed to interest holders. Even if transferable, the interests are not expected to be listed on a national securities exchange or quoted through Nasdaq and the extent of any trading market therein cannot be predicted. Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets.

         As shareholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests could result in tax liability to the interest holders without their being readily able to realize the value of such interests to pay such taxes or otherwise.

BUSINESS OF NOEL PRIOR TO ADOPTION OF PLAN

         Prior to the approval of the Plan by Noel's shareholders on March 19, 1997, Noel conducted its principal operations through small and medium-sized operating companies in which Noel holds controlling or other significant equity interests. Noel's holdings in operating companies currently include holdings in
(i) HealthPlan Services, a provider of marketing, administration and rush management services and solutions for health and other benefit programs; (ii) Staffing Resources, a provider of diversified staffing services to a broad range of businesses in various industries throughout the Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States; (iii) Carlyle, a distributor of a line of home sewing and craft products, principally buttons;
(iv) Curtis, a national distributor of fasteners, security products, chemicals, automotive replacement parts, fittings and connectors, tools and hardware; (v) Lincoln Snacks, a manufacturer and marketer of caramelized pre-popped popcorn in the United States and Canada; and (vi) Novoeste, a Brazilian corporation which operates the concession for the western network of the Brazilian federal rail system which was privatized by the Brazilian government.

         Noel was incorporated in New York in December 1969 and reincorporated in Delaware in December 1986. Noel was originally a closely-held special purpose investment vehicle until March 1988, when under new management organized by
Louis Marx, Jr., the former Chairman of the Executive Committee, Noel adopted its strategy of concentrating on the acquisition of control and other significant equity interests in established operating entities. Noel's principal office is located at 667 Madison Avenue, New York, New York 10021-8029 and its telephone number is (212) 371-1400.

         Prior to the approval of the Plan, Noel's business strategy was to acquire controlling and other significant equity interests in established privately and publicly-held operating companies with superior risk/return characteristics. Noel sought to forge strong working relationships with the management of its operating companies and to apply Noel's experience to key strategic, operating and financial decisions. Generally, Noel worked with operating management to identify opportunities to enhance revenue, operating income and cash flow. In other cases, Noel had identified and attracted new management to its operating companies. In order to participate actively in the management of Noel's operating companies, Noel was generally represented on the boards of directors of such companies, and members of Noel's management from time to time, acted as executive officers of such companies.

(b)  Financial information about industry segments.

         The information required is set forth in Note 17 under the caption "Notes to Consolidated Financial Statements" on page F-30 hereof.

(c)  Narrative description of business.

         The  following   information  relates  to  Noel's  principal  operating
companies. The percentage appearing next to the name of each company indicates the common equity ownership currently held by Noel.

                      HEALTHPLAN SERVICES CORPORATION (29%)

         HealthPlan Services, including its newly acquired operating units, Consolidated Group, Inc. ("Consolidated Group") and Harrington Services Corporation ("Harrington"), is a provider of marketing, administration, and risk management services and solutions for health and other benefit programs.
HealthPlan Services provides these services for over 125,000 small businesses, plan holders and large, self-funded organizations, covering approximately 2.6 million members in the United States. HealthPlan Services' clients include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances. HealthPlan Services and its operating units function solely as service providers generating fee-based income and do not assume any underwriting risk.

          HealthPlan Services' principal executive offices are located at 3501 Frontage Road, Tampa, Florida 33607; its telephone number is (813) 289-1000. Two Noel executive officers, Joseph S. DiMartino (who is also a director of Noel) and Samuel F. Pryor, IV, and three additional Noel directors, William L. Bennett, James K. Murray, Jr. and James G. Niven, currently serve on HealthPlan Services' Board of Directors.

STRATEGY

         HealthPlan Services' strategy is to grow revenue and increase earnings through new product development, broader distribution of existing managed care products, and the addition of new payors, such as health maintenance organizations ("HMO's"), integrated health care delivery systems, and other managed care providers. HealthPlan Services desires to build economies of scale by adding administrative services contracts with larger groups and by opportunistic expansion of its small employer business. HealthPlan Services also intends to further support the development of information-based products for its payors and other customers.

RECENT TRANSACTIONS AND COMPANY REORGANIZATION

Health Risk Management, Inc.

         On September 12, 1996, HealthPlan Services entered into a Plan and Agreement of Merger (the "Merger Agreement") with HealthPlan Services Alpha Corporation, a Delaware corporation and wholly owned subsidiary of HealthPlan Services, and Health Risk Management, Inc., a Minnesota corporation ("HRM"), which provides for the acquisition of HRM by HealthPlan Services in a merger transaction (the "HRM Merger"). In March 1997, HealthPlan Services and HRM mutually agreed to terminate the Merger Agreement due to unexpected delays and the parties' unwillingness to consummate a transaction that might be of less value and dilutive to their respective shareholders in the near term. In connection with the termination, HealthPlan Services purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. These shares are not registered under the federal or state securities laws and are subject to restrictions on transfer. HealthPlan Services and HRM also have committed to continue to jointly market their respective products and services under the terms of a marketing agreement established in September 1996. HRM provides comprehensive, integrated healthcare management, information, and health benefit administration services to employers, insurance companies, unions, HMOs, preferred provider organizations ("PPOs"), physician hospital organizations ("PHOs"), hospitals, and governmental units in the United States and Canada.

Consolidated Group, Inc. and Harrington Services Corporation Acquisitions; Company Reorganization

         On July 1, 1996, HealthPlan Services acquired all of the issued and outstanding stock of Consolidated Group and three affiliated entities for approximately $61.9 million in cash. Consolidated Group, headquartered in Framingham, Massachusetts, specializes in providing medical benefits administration and other related services for health care plans. As of December 31, 1996, Consolidated Group provided these services for over 23,000 small businesses covering approximately 250,000 members. Consolidated Group was founded in 1971, and was a principal competitor of HealthPlan Services in the small employer market prior to the acquisition. Between July 1, 1996 and December 31, 1996, Consolidated Group had revenues of $32.1 million.

         On July 1, 1996, HealthPlan Services acquired all of the issued and outstanding stock of Harrington for $32.5 million cash and 1,400,110 shares of HealthPlan Services' common stock valued at $30.1 million. Harrington, headquartered in Columbus, Ohio, provides administrative services to large self-funded benefit plans covering approximately 960,000 members as of December 31, 1996. Its revenues between July 1, 1996 and December 31, 1996 were $42 million.

         In the third quarter of 1996, after the consummation of the Consolidated Group and Harrington acquisitions, HealthPlan Services implemented a reorganization of its management structure. In connection with this reorganization, a chief operating officer was appointed for each of HealthPlan Services' four business units: Health Care Alliances, Small Group Business, Large Group Business, and The New England. Timothy T. Clifford, the President and Chief Executive Officer of Consolidated Group, became Chief Operating
Officer Small Group Business, and Robert R. Parker, the Chairman and Chief Executive Officer of Harrington, became Chief Operating Officer - Large Group Business. Richard M. Bresee became Chief Operating Officer - Health Care Alliances, and Gary L. Raeckers became Chief Operating Officer - The New England.

Medirisk, Inc. Transaction

         On January 8, 1996, HealthPlan Services entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of proprietary information products that track the price and utilization of medical procedures, to purchase $2.0 million of Medirisk preferred stock. HealthPlan Services also agreed to lend up to $10.0 million over four years in the form of debt, for which HealthPlan Services would receive detachable warrants to purchase Medirisk common stock at $0.015 per share. As of December 31, 1996, HealthPlan Services had purchased $2.0 million of preferred stock of Medirisk, and loaned Medirisk $6.9 million to finance the acquisition of two health care data companies. Medirisk used the funds to finance its expansion through the development of additional products and the acquisition of additional health care information businesses. On January 29, 1997, Medirisk completed an initial public offering of 2.3 million shares of its common stock at a purchase price of $11.00 per share, and Medirisk subsequently fully satisfied its debt obligation to HealthPlan Services. In connection with the offering, HealthPlan Services' Medirisk preferred stock was converted into Medirisk common stock. As of January 29, 1997, HealthPlan Services beneficially owned 480,442 shares (representing approximately 11.1%) of Medirisk common stock on a fully diluted basis, assuming exercise of all outstanding warrants.

Third Party Claims Management, Inc. and Diversified Brokerage Corporation Acquisitions

         During 1995, HealthPlan Services also acquired all of the stock of a small, self funded benefits administrator known as Third Party Claims Management, Inc. ("TPCM"), and substantially all of the assets of another administrator known as Diversified Group Brokerage Corporation ("DGB"). After performing a review for impairment of goodwill related to TPCM and DGB, in the third quarter of 1996 HealthPlan Services recorded a charge against earnings of $7.1 million relating to the TPCM transaction and $6.6 million relating to the DGB transaction. The $6.6 million of goodwill written off in connection with the DGB acquisition, is due to, among other things, higher than originally expected attrition rates resulting in ongoing decreases in net revenues on a quarterly basis, due in part to increased pricing resulting from a reinsurance carrier's departure from DGB's market, and an inadequate distribution system, as evidenced by an underperforming sales force and greater than anticipated operating costs. The $7.1 million of goodwill written off in connection with the TPCM acquisition, due to, among other things, higher than originally expected attrition rates, significantly higher than expected claims experience (claims filed per enrollee), and greater than anticipated operating costs due to the limited capability of TPCM's infrastructure. HealthPlan Services has worked to consolidate the operations of TPCM and DGB, resulting in the termination of substantially all of the operations at the Memphis, Tennessee and Irving, Texas offices of TPCM in 1996 and 1997.

PRODUCTS AND SERVICES

         HealthPlan Services provides marketing, administration, and risk management outsourcing services and solutions for managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

Marketing

         HealthPlan Services, through its Small Group Operating Unit, provides managed care companies, insurance companies, and integrated health care delivery systems with marketing services targeting the individual and small business market. HealthPlan Services' marketing activity includes sales support for insurance agents through a direct field sales force and telephone sales representatives, and master brokers. HealthPlan Services maintains relationships with over 100,000 insurance agents, including independent brokers and captive insurance agents who work exclusively for underwriters that have contracted with HealthPlan Services to provide individual and small group health plans through their agent force. This agent relationship provides HealthPlan Services with a significant distribution conduit to the small business market in the United States. HealthPlan Services also helps design managed care products based on market research, actuarial analysis of claims adjudicated, and interaction with payor organizations. These products often include features that address the particular needs of the small business employer, including specialized dental and disability coverage. On behalf of its payors, HealthPlan Services designs and implements communications programs that are aimed at educating insurance agents about the relative merits of particular product offerings. In addition, HealthPlan Services develops consumer awareness programs, including advertising and media planning, for state-sponsored health care purchasing alliances.

Administration

         HealthPlan Services provides enrollment, premium billing and collection, and claims administration services for all types of benefit plans. HealthPlan Services' enrollment services include underwriting, issuance of enrollment cards, and case renewal. As a provider of billing and collection services, HealthPlan Services sends monthly bills on behalf of payors to insured parties, receives premium payments from the insureds, and pays service fees to agents. HealthPlan Services also implements premium changes due to rate changes, employee hiring or termination, and other group changes. HealthPlan Services' claims administration services include eligibility verification, copayment calculation, repricing, claims adjudication, and preparation of explanation of benefits forms. HealthPlan Services also processes claims on behalf of self-funded companies and other payors by issuing checks to health care providers on payor accounts.

Risk Management

         HealthPlan Services' risk management products include traditional utilization review services as well as information and analysis services. HealthPlan Services provides utilization review through its Care Management units. These units are staffed by qualified nurses and other qualified medical personnel to provide precertification approval (a review mechanism for screening costs in advance of medical care); medical case management (to contain the costs of prolonged and catastrophic cases); and special claims review services. HealthPlan Services has broad reporting and analytic capabilities relating to all aspects of its services. HealthPlan Services' information services include preparation of reports regarding agent production, enrollment, and frequency and type of claims. HealthPlan Services intends to continue to enhance its information-based products. In particular, HealthPlan Services plans to pursue opportunities with its strategic partner, Medirisk, to develop information-based products from HealthPlan Services' database of administered claims. HealthPlan Services also expects to expand its risk management business unit significantly through the consummation of the HRM Merger.

CUSTOMERS

         HealthPlan Services provides services on behalf of a wide range of health care payors, including managed care organizations, insurance companies, integrated health-care delivery systems, self-funded benefit plans, and health care purchasing alliances.

Small Group Customers

         Through its Small Business Operating Unit, HealthPlan Services has over 25 years of experience in helping insurance companies and other payors access the small employer market. Since October 1994, HealthPlan Services has expanded its customer base from traditional indemnity carriers to include HMOs, PPOs, and other managed care entities, and has worked with its traditional indemnity carriers to develop managed care products. HealthPlan Services provides marketing and administrative services for several major managed care products through relationships with The New England Mutual Life Insurance Company and New England Life Insurance Company (together, "The New England"), United HealthCare Corporation ("United HealthCare"), Kaiser Permanente Insurance Company, and U.S. Healthcare, Inc. Effective January 1, 1997, HealthPlan Services assumed marketing and administrative services for TMG Life Insurance Company's ("TMG's") medical, dental, and group life benefit business. Based on TMG's 1996 revenues, HealthPlan Services expects that TMG's employee benefits business will generate over $20 million in revenue in 1997. This figure is, however, a forward looking estimate and is not necessarily indicative of actual results, which could be different upon the occurrence of any one of several factors, including greater than expected attrition.

         HealthPlan Services continues to pursue relationships with several new managed care clients. In July 1995, HealthPlan Services began providing services in Florida for an affiliate of Physicians Corporation of America ("PCA"). In the first quarter of 1996, HealthPlan Services expanded its services to include PCA's Alabama affiliate. In the fourth quarter of 1996, PCA transferred its Alabama operations to Health Partners of Alabama, Inc. HealthPlan Services and Health Partners of Alabama, Inc. are currently negotiating a continuation of the Alabama relationship. In April 1996, HealthPlan Services and an affiliate of Foundation Health Corporation, a national managed care company, entered into an agreement whereby HealthPlan Services will be Foundation's exclusive marketer and administrator in the State of Florida for individual and small group products (for groups with 15 or fewer employees). In addition, HealthPlan Services will market and administer Foundation's individual program and will offer a dual option PPO/HMO for small groups with between 15 and 50 employees. In July 1996, HealthPlan Services entered into an agreement with Provident Indemnity Life Insurance Company to market and administer its managed indemnity product to individuals in several states.

         HealthPlan Services also established relationships with integrated delivery systems. In May 1996, HealthPlan Services entered into an agreement to provide administrative services for an affiliate of the Florida Independent Physicians Association ("FIPA"), a network of independent physicians associations representing physicians in the State of Florida.

         In 1996 HealthPlan Services explored new distribution channels for its indemnity and managed care products. In the third quarter of 1996, HealthPlan Services established a computer "home page" on the Internet. In addition to providing information about HealthPlan Services, the home page offers price quotations for a Celtic Life Insurance Company product marketed through HealthPlan Services.

         To date, HealthPlan Services has not generated any significant revenue from any of its new managed care, integrated delivery system, or distribution relationships, and it is unclear when, if ever, significant revenue will materialize from these ventures.

         In the first quarter of 1996, HealthPlan Services and Employers Life Insurance Company of Wausau ("ELOW") entered into an agreement to offer health care products to small businesses in several states. In the fourth quarter of 1996, HealthPlan Services and ELOW agreed to discontinue this product offering due to unexpected market conditions. In 1995, HealthPlan Services entered into a memorandum of understanding with Coastal Healthcare Group, Inc. ("Coastal") regarding possible marketing and administrative services arrangements. HealthPlan Services has not entered into a definitive agreement with Coastal regarding such arrangements and is not currently engaged in negotiations with Coastal. In 1995 HealthPlan Services and Mutual of Omaha agreed to expand their existing marketing relationship to include Mutual of Omaha's HMOs. The pricing and other terms of this relationship have not been negotiated, and HealthPlan Services is not currently providing services for Mutual of Omaha's HMO product.

         Typically, HealthPlan Services' insurance and managed care payors sign contracts with HealthPlan Services that are cancelable by either party without penalty upon advance written notice of between 90 days and one year, and are also cancelable upon a significant change of ownership of HealthPlan Services. The New England, Celtic Life Insurance Company, and Ameritas Life Insurance Corporation accounted for approximately 31.0%, 23.0%, and 10.7%, respectively, of HealthPlan Services' consolidated revenue in 1995 and approximately 16.2%, 12.5%, and 6.5%, respectively, of HealthPlan Services' consolidated revenue for the year ended December 31, 1996. Although this decline is due primarily to HealthPlan Services' expansion through acquisitions, which has diluted its concentration of revenues from these sources. It should be noted that HealthPlan Services continues to experience higher lapses than originations in the business written with these payors, and it is not certain when, if ever, this trend will be reversed.

         The difficulty experienced by HealthPlan Services in originating business for HealthPlan Services' indemnity payors during the 1990s is representative of the problems facing the industry in general. Escalating medical costs have rendered fee-for-service products less competitive, as evidenced by the explosive growth during this decade of HMO products, which utilize a higher degree of demand and disease management applications. HealthPlan Services cannot predict the success with which indemnity payors will be able to manage their medical loss ratios in the future, which ability affects the competitive nature of the pricing they can offer with respect to their products. Such pricing could have a direct effect on HealthPlan Services' ability to originate, maintain, and grow indemnity business in the future.

         In the third quarter of 1996, Metropolitan Life Insurance Company completed a merger with The New England. HealthPlan Services is unable to predict what effect, if any, such merger will ultimately have on HealthPlan Services' relationship with The New England.

         Historically, the majority of Consolidated Group's business was written with Travelers Insurance Company, which recently combined with the health insurance business of Metropolitan Life Insurance Company to form MetraHealth. Subsequently, MetraHealth was acquired by United HealthCare, one of the nation's leading HMO companies. Between July 1, 1996 and December 31, 1996, this business represented approximately 75% of Consolidated Group's revenue, or approximately 13% of HealthPlan Services' consolidated revenue. HealthPlan Services is dependent on United HealthCare's commitment to the small group market and on Healthcare Services' ultimate success in converting the MetraHealth business to United HealthCare's new products. Should Healthcare Services have to move this business to another payor, it could experience higher than normal lapse rates and lower than normal margins.

         The abandonment of the small group market by either The New England, Celtic Life Insurance Company, or Ameritas Life Insurance Corporation, indemnity payor's to manage medical costs and the degree to which HealthPlan Services is successful with respect to the MetraHealth conversion, could have a material adverse effect on HealthPlan Services. With respect to the business serviced by HealthPlan Services, a decision by any one of these payors to administer and distribute a significant portion of its products directly to small businesses could also have a material adverse effect on HealthPlan Services.

Large Group Customers

         HealthPlan Services has been in the administrative services only ("ASO") business since 1987, when HealthPlan Services assumed administrative responsibility for the employee health insurance plan of D&B. Harrington, HealthPlan Services' newly acquired subsidiary, was founded in 1953 and is an administrator of self- funded health care plans for large corporations, government sector employers, Taft-Hartley plans, and associations. In addition to providing claims administration services, the Large Group Operating Unit also offers its clients workers' compensation and unemployment cost control programs. As a result of the TPCM, DGB, and  Harrington  acquisitions,  HealthPlan  Services  added  multiple  operating facilities throughout the country for its ASO business. Through these acquisitions, as well as new business sales and case acquisition, as of December 31, 1996 this business unit provided administrative services to approximately 3,500 clients with over 850,000 employees, representing approximately 1.6 million members.

Health Care Purchasing Alliances

         During the 1990's, many small businesses were unable to obtain health care coverage at affordable prices. In response, some states have formed state-sponsored health care purchasing alliances. Several privately funded groups also have formed health care purchasing alliances, in some cases with state support. HealthPlan Services is the administrator for four state-sponsored health care purchasing alliances (in Florida, Kentucky, North Carolina, and the State of Washington) and three private alliances.

         In 1996, the alliance unit was still not profitable. HealthPlan Services' 1996 alliance revenues were $6.5 million, or approximately 3% of HealthPlan Services' consolidated revenues. Management continues to review operating procedures to improve profitability and has entered into discussions with its Florida alliance customers to renegotiate the existing contracts, which are scheduled to expire in 1997. Unless HealthPlan Services is successful in renegotiating its alliance contracts, it may elect to exit the alliance business.

         HealthPlan Services is currently the administrator for each of the regional Florida Community Health Purchasing Alliances ("CHPAs"), established by the State of Florida. In the fourth quarter of 1994, and in the third quarter of 1996, HealthPlan Services took significant charges to reflect the estimated loss HealthPlan Services would incur over the life of the Florida CHPA contracts. In February 1995, HealthPlan Services was selected as the statewide administrator for North Carolina's State Health Plan Purchasing Alliance program, which was launched in the fourth quarter of 1995. Insurance carriers in North Carolina have not yet shown significant support for this alliance. In April 1995, HealthPlan Services was selected as the statewide administrator for Kentucky's health care purchasing alliance program, which commenced in July 1995. In the third quarter of 1995, HealthPlan Services opened an office in Lexington, Kentucky to administer the Kentucky program. The Kentucky plan is fully operational and was profitable in 1996, with over 270,000 members covered as of December 31, 1996. In February 1997, the Kentucky alliance announced that at the expiration of the current term of HealthPlan Services' contract on June 30, 1997, the alliance will break out various services currently being performed under the contract and seek separate bids for those services. HealthPlan Services chose not to submit a formal bid to provide such services. In December 1995, HealthPlan Services was selected to develop and implement statewide marketing and selected administrative services for the "Basic Health Plan," the State of Washington's health care purchasing alliance program, beginning in the second quarter of 1996. The Washington contract is still in the developmental stage, and its ultimate success and acceptance by the residents of the State of Washington cannot be predicted at this time.

         HealthPlan Services has incurred substantial expenses in connection with the start-up of its Florida, Kentucky, North Carolina, and Washington alliance administration contracts and will incur similar start-up expenses in connection with other state health care purchasing alliance business obtained by HealthPlan Services in the future. HealthPlan Services does not anticipate recovering all of its start-up expenses incurred in connection with the alliance administration contracts during their initial terms, and there can be no assurance that the health care purchasing alliance contracts will be profitable for HealthPlan Services. In addition, each of the health care purchasing alliance contracts currently held by HealthPlan Services contains a broad cancellation provision that enables the alliance to cancel the contract on relatively short notice without penalty. HealthPlan Services has developed marketing expertise and proprietary software to handle the enrollment, billing, disbursement, and reporting services required under the Alliance contracts, including client-server technology. HealthPlan Services believes that its marketing expertise and proprietary software may provide it with a competitive advantage in pursuing alliance contracts.

         Prior to bidding for a health care purchasing alliance contract, HealthPlan Services estimates the revenues to be derived over the life of the contract, along with the costs to perform the services connected therewith. HealthPlan Services reviews for adverse commitments at each reporting date. This review includes an evaluation of actual results during the period and other factors, such as anticipated rates, volume, and costs. HealthPlan Services management then updates its estimates of expected revenues and expenses over the remaining life of the contract. If the revised estimates show a net loss over the remaining life of the contract, HealthPlan Services recognizes the loss immediately.

         The primary material risks associated with alliance contracts are:

         1. Private enterprises will not accept the use of a government-sponsored program and will therefore fail to provide an adequate number of enrollees to support a revenue base (over which fixed costs may be spread).

         2. The number of enrollees per group will be so low that margins are insufficient to cover the fixed costs of set up for the group.

         3. The level of marketing, enrollment, and customer service required will be materially higher than expected, thereby increasing the variable costs required under the contract.

         4. The independent agents on whom HealthPlan Services relies to distribute the product are not enthusiastic about the alliance programs, as a result, program enrollment fails to meet expectations.

         Since 1985, Consolidated Group has worked with Associated Industries of Massachusetts ("A.I.M") to offer specially designed health care plans to A.I.M. member companies. In September 1995, Small Business United of Texas ("SBUT"), a non-profit business association, selected HealthPlan Services to provide administrative services for its affiliated health care purchasing alliance. HealthPlan Services has not entered into a definitive agreement with the SBUT alliance. In November 1995, HealthPlan Services began administering health care benefits for the South Broward Hospital District self-funded benefits plans. In January 1996, HealthPlan Services began providing claims administration services for some of the member employers of Healthcare Sarasota, Inc., a coalition of employers in Sarasota, Florida.

         In 1996, the alliance unit, in the aggregate, was still not profitable. Management continues to review operating procedures to improve profitability, and has entered into discussions with several Florida CHPA Boards in order to renegotiate the existing contracts, which are scheduled to expire in 1997. Unless HealthPlan Services is successful in renegotiating its contracts, it may elect to exit the alliance business.

INFORMATION TECHNOLOGY

         HealthPlan Services' central data processing facilities are located in its Tampa, Florida, Framingham, Massachusetts, Columbus, Ohio and Elmonte, California. HealthPlan Services operates in a three tiered architectural environment. A large IBM mainframe and a DEC platform supports the large volume of data and transactions processed by HealthPlan Services on an annual basis. Since 1990, HealthPlan Services has invested in client-server technology to support the front-end sales and marketing function. HealthPlan Services utilizes personal computer workstations in a local-area and wide area network to deliver information and images to the desktop. HealthPlan Services also utilizes a variety of other technologies to meet specific business needs, including interactive voice response for sales and services, point-of-service devices for claims processing, and optical character recognition for entry of data from forms.

         HealthPlan Services completed four acquisitions during 1995 and 1996 and intends to create a common technology platform for all of its business operations. In addition, HealthPlan Services expects to eliminate redundant facilities and personnel as part of its ongoing integration of acquired businesses. These efforts could take several years and the costs, though significant, cannot be determined at this time.

COMPETITION

         HealthPlan Services faces competition and potential competition from traditional indemnity insurance carriers, Blue Cross/Blue Shield organizations, managed care organizations, third party administrators and utilization review companies, risk management companies and healthcare informatics companies. HealthPlan Services competes principally on the basis of the price and quality of services. Many large insurers have actively sought the claims administration business of self-funded programs and have begun to offer utilization review and other managed health care services similar to the services offered by HealthPlan Services. Many of HealthPlan Services' competitors and potential competitors are considerably larger and have significantly greater resources than HealthPlan Services.

GOVERNMENT REGULATION

         HealthPlan Services is subject to regulation under the health care and insurance laws and other statutes and regulations of all 50 states, the District of Columbia and Puerto Rico. Many states in which HealthPlan Services provides claims administration services require HealthPlan Services or its employees to receive regulatory approval or licensure to conduct such business. Provider networks are also regulated in many states and certain states require the licensure of companies, such as HealthPlan Services, which provide utilization review services. HealthPlan Services' operations are dependent upon its continued good standing under applicable licensing laws and regulations. Such laws and regulations are subject to amendment or interpretation by regulatory authorities in each jurisdiction. Generally, such authorities have relatively broad discretion when granting, renewing, or revoking licenses or granting approvals. These laws and regulations are intended to protect insured parties rather than stockholders, and differ in content, interpretation and enforcement practices from state to state. Moreover, with respect to many issues affecting HealthPlan Services, there is a lack of guiding judicial and administrative precedent. Certain of these laws could be construed by state regulators to prohibit or restrict practices which have been significant factors in HealthPlan Services' operating procedure for many years. HealthPlan services could risk major erosion and even "rebate" exposure in these states if state regulators were to deem HealthPlan Services' practices to be impermissible.

         The Employment Retirement Income Security Act of 1974, as amended ("ERISA"), governs the relationships between certain health benefit plans and the fiduciaries of those plans. In general, ERISA is designed to protect the ultimate beneficiaries of the plans from wrongdoing by the fiduciaries. ERISA provides that a person is a fiduciary of a plan to the extent that such person has discretionary authority in the administration of the plan or with respect to the plan's assets. Each employer is a fiduciary of the plan it sponsors, but there can also be other fiduciaries of a plan. ERISA imposes various express obligations on fiduciaries. These obligations include barring a fiduciary from permitting a plan to engage in certain prohibited transactions with parties in interest or from acting under an impermissible conflict of interest with a plan. Generally, a party in interest with respect to a plan includes a fiduciary of the plan and persons that provide services to the plan. The application of ERISA to the operations of HealthPlan Services and its customers is an evolving area of law and is subject to ongoing regulatory and judicial interpretations of ERISA. Although HealthPlan Services strives to minimize the applicability of ERISA to its business and to ensure that HealthPlan Services' practices are not inconsistent with ERISA, there can be no assurance that courts or the Department of Labor (the "DOL") will not in the future take positions contrary to the current or future practices of HealthPlan Services. Any such contrary positions could require changes to HealthPlan Services business practices (as well as industry practices generally) or result in liabilities of the type referred to above. Similarly, there can be no assurance that future statutory changes to ERISA will not significantly affect HealthPlan Services and its industry.

         HealthPlan Services' Consolidated Group subsidiary is undergoing a DOL audit in which the DOL has raised various questions about the application of ERISA to the way that subsidiary does business. This audit is ongoing, and there can be no assurance that the DOL will not take positions which could require changes to the way this subsidiary operates, or result in the imposition of administrative fines and penalties.

EMPLOYEES

         With the acquisitions of Consolidated Group and Harrington and the assumption of the employee benefits business of TMG, HealthPlan Services employed 3,364 employees as of March 20, 1997. HealthPlan Services' labor force is not unionized with the exception of Harrington's subsidiary, American Benefit Plan Administrators, Inc., which administers Taft-Hartley plans. HealthPlan Services believes its relationship with its employees is good.

TRADEMARKS

         HealthPlan Services utilizes various service marks, trademarks and trade names in connection with its products and services, most of which are the property of HealthPlan Services' payors. Although HealthPlan Services considers its service marks, trademarks and trade names important in the operation of its business, the business of HealthPlan Services is not dependent on any individual service mark, trademark or trade name.

                          STAFFING RESOURCES, INC. (16%)

         Staffing Resources, which was formed in August 1993 in connection with the acquisition of a group of five staffing businesses located in the Southwest region of the United States, is a provider of diversified staffing services to a broad range of businesses in various industries throughout the Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States.

         Staffing Resources' principal executive offices are located at 222 West Las Colinas Boulevard, Suite 1250, Irving, Texas 75039 and its telephone number is (214) 432-3000. Stanley R. Rawn, Jr., the Chief Executive Officer of Noel, is Chairman of the Executive Committee of Staffing Resources. Mr. Rawn and Joseph
S. DiMartino, Chairman of the Board of Noel, currently serve on Staffing Resources' seven member Board of Directors.

         Staffing Resources currently operates approximately 148 branches under a variety of brand names in 16 states, and is organized into two core groups -- support services and strategic services.

           SUPPORT SERVICES. Staffing Resources' support services group offers traditional secretarial, clerical and light industrial support, including numerous light duty manufacturing applications.

           STRATEGIC SERVICES. Staffing Resources' strategic services group provides clients with industry specialists in financial information, information technology, skilled manufacturing and transportation services.

         Financial and Accounting. Staffing Resources' financial and accounting personnel provide its client base with a means of handling the uneven or peak workloads that arise from periodic financial and tax reporting requirements, accounting system conversions, acquisitions and special projects. As a result, assignments for these employees tend to be for a longer term than a typical support services assignment. Clients are provided with staffing employees qualified to work as auditors, tax accountants, controllers, financial executives, bookkeepers and data entry clerks.

         Information Technology. The strategic services group also provides clients requiring information technology expertise with staffing employees qualified to work as software developers, business analysts, network engineers and network and program analysts.

         Skilled Manufacturing Support. The strategic services group's manufacturing support personnel act in a variety of capacities requiring (i) electronics manufacturing skills, including PCB solderers, electronic and mechanical assemblers, engineering technicians and quality control specialists;
(ii) machine tool and manufacturing skills, including machinists, tool and die makers, welders and machine operators; and (iii) engineering assistance, including software engineers, circuit designers, industrial engineers and production control specialists.

         Transportation Specialists. Staffing Resources' truck drivers and machine operators offer clients a means of handling the uneven or peak workloads for short and long-haul over the road truck driving. Staffing Resources has Class "A", "B" and "C" Certified Drivers, short and long-haul over the road drivers and heavy equipment operators.

SALES AND MARKETING

         The  needs  for each of the  staffing  services  provided  by  Staffing
Resources differ significantly by locale and by type of service. Staffing Resources obtains clients through its sales force and by referrals from existing clients. Staffing Resources' sales force consists primarily of full-time employees whose duties include calling on potential clients and maintaining relationships with existing clients.

OPERATIONS

         Field Offices. Staffing Resources operates approximately 148 branches throughout the Mid-Atlantic, Southwest, Rocky Mountain and Southeast regions of the United States. Staffing Resources typically commences operations in a market by offering support services followed by the introduction of strategic services as dictated by each market. Because all services are not appropriate for all markets, Staffing Resources evaluates each market individually as it expands.

         Corporate Services. Staffing Resources is in the process of integrating the operational, financial and administrative functions of its field offices into its corporate headquarters in Irving, Texas. The corporate services provided by corporate headquarters include centralized payroll, billing, finance, accounting, risk management, systems, marketing support, training and human resources services for the field offices.

         Management Information Systems. Staffing Resources has undertaken a program to integrate the management information systems of its various branch offices into a national information network. This network will allow the branch offices to connect with the corporate systems of E-mail, accounting, payroll and administration. Following its implementation, this system will also permit local access to jobs and employee databases.

FACILITIES

         Staffing Resources currently operates in 16 states through a network of approximately 148 branches, including its corporate headquarters in Irving, Texas. All of these offices are leased. A full-service branch office typically occupies approximately 1,500 to 2,500 square feet, with lease terms that range from three to five years.

REGULATION

         Certain states in which Staffing Resources operates, or may operate in the future, have licensing requirements and other regulations specifically governing the provision of staffing services. There can be no assurance that states in which Staffing Resources operates, or may in the future operate, will not adopt more strict licensing requirements or other regulations that would affect or limit Staffing Resources' operations.

         In May 1994, Staffing Resources established a partially self-insured workers' compensation program with CNA Insurance. Staffing Resources maintains workers' compensation insurance for all claims in excess of $250,000 per occurrence. Staffing Resources and its insurer have established appropriate reserves for the uninsured portion of claims, but such reserves are only estimates of future claims payments and there can be no assurance that Staffing Resources' future workers' compensation obligations will not exceed the amount of its reserves. Staffing Resources has limited experience with its workers' compensation program and workers' compensation costs may increase as a result of changes in Staffing Resources' experience rating or applicable laws. Staffing Resources may also incur costs related to claims made at a higher rate in the future due to such causes as higher than anticipated losses from known claims, an increase in the number and severity of new claims or a catastrophic accident. An increase in the number of overall cost of workers' compensation claims could significantly increase Staffing Resources' premiums and might have a material adverse effect on its results.

EMPLOYEES

         As of January 1, 1997, Staffing Resources employed approximately 1,100 full-time employees. None of Staffing Resources' employees, including its staffing employees, are represented by a collective bargaining agreement.

         In order to recruit its staffing employees, Staffing Resources uses classified newspaper advertising, supported by its recruiting offices, and makes direct contact through trained recruiters with public and private agencies, trade schools and colleges who can refer personnel seeking employment. Staffing Resources also compensates its workforce for referring other applicants.

         Training of staffing  employees,  when  required,  is  accomplished  by computerized tutorials, videos, on-the-job training by clients and by specialized skill training. Reference checking is performed on a selective basis according to the judgment of recruiting personnel and the requirements of each assignment.

                         CARLYLE INDUSTRIES, INC. (30%)

         Carlyle (which prior to March 26, 1997 was known as Belding Heminway Company, Inc.) and its subsidiaries currently distribute a line of home sewing and craft products, principally buttons. Carlyle and its subsidiaries operate in one industry segment: Consumer Products. Consumer products are principally buttons used in consumer product applications.

         Carlyle was the surviving corporation in a merger (the "Merger") with BH Acquisition Corporation, a Delaware corporation wholly-owned by Noel. The Merger, completed on October 29, 1993, was the second step of a transaction pursuant to which Noel acquired the entire equity interest in Carlyle.

         On July 31, 1996, Carlyle completed the sale of its Home Furnishing's Division. Proceeds received on the sale adjusted for closing costs and changes in net asset value of the division subsequent to the contract date totaled $8.2 million, which proceeds were used to pay down Carlyle's revolving credit facility. The Home Furnishing's Division operated under the name Belding Hausman and produced low to medium priced fabrics for use in decorative home furnishing products such as draperies, upholstery, slip covers and pillows.

         On March 26, 1997, pursuant to an Asset Purchase Agreement dated as of December 12, 1996 (the "Sale Agreement"), among Carlyle, certain of its subsidiaries and Hicking Pentecost PLC and its subsidiary, HP Belt Acquisition Corporation, Carlyle sold its Thread Division to Hicking Pentecost PLC for an aggregate cash consideration of $54,924,200, subject to adjustment, plus the assumption of certain liabilities. The Thread Division was engaged in the manufacturing and marketing of industrial thread and special engineered yarn used in non-sewing products. As part of the sale of the Thread Division, the corporate name "Belding Heminway" was transferred to Hicking Pentecost PLC.

         Carlyle's principal executive offices are located at 1430 Broadway, New York, New York; its telephone number is (212) 556-4700. Karen Brenner, a Managing Director of Noel, is currently Chairman, President and Chief Executive Officer of Carlyle and Ms. Brenner, Joseph S. DiMartino, Chairman of Noel, Samuel F. Pryor, IV, a Managing Director of Noel and William L. Bennett, a Noel director, currently serve on Carlyle's eight member Board of Directors.

         As a result of the sale of the Thread Division and the Home Furnishings Division, Carlyle is currently principally engaged in the distribution of home sewing and craft products, mainly buttons. Carlyle's button business is conducted through the Blumenthal/Lansing Company, which was formed from the merger of B. Blumenthal & Co., Inc., a wholly-owned subsidiary of Carlyle, and Lansing Company, Blumenthal's wholly-owned subsidiary. The corporate name was changed to Blumenthal/Lansing Company on January 1, 1995.

         Set forth below is a description of Carlyle's Button Division as described in Carlyle's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996 filed with the Commission on March 14, 1997.

         PRODUCTS. The Button Division packages and distributes an extensive variety of buttons for home sewing and crafts to mass merchandisers, specialty chains, and independent retailers and wholesalers throughout the United States. Buttons and buckles, sold under the La Mode'r' and Le Chic'r' registered trademarks and the Le Bouton, La Petites, Classic and Boutique brands names, are available in thousands of styles, colors, materials and sizes to meet every consumer need. The Button Division also produces and distributes private-label lines for some of the nation's best-known retailers. The Button Division also markets complementary product lines, including appliques, craft kits, and fashion and jewelry accessories to its home sewing and craft customers.

         MARKETS. The Button Division's products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement, and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating, and garment manufacturing on a small scale and done by dressmakers and other cottage industry consumers. The market is served by large fabric specialty chains, mass merchandisers (such as Wal-Mart), local and regional fabric specialty chains of 4 to 25 stores, independent fabric stores, notions wholesalers, and craft stores and chains.

         PRODUCT SOURCING, DISTRIBUTION AND SALES. The button lines are sourced from more than 75 button manufacturers around the world, with most buttons coming from the traditional markets of Holland, Italy, and the Orient. Button manufacturers specialize in different materials (plastic, wood, glass, leather, metal, jewel, pearl, etc.) and have varying approaches to fashion, coloration, finishing, and other factors.

         All imported and domestically purchased buttons are shipped to the Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal/Lansing to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin, and care instructions. The Button Division also blister-packages and shrink-wraps some products. Shipments are made primarily to individual stores with a small percentage to warehouse locations.

         The Button Division's accounts include major fabric specialty chains, most mass merchandisers carrying buttons, most regional fabric specialty chains and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service for hundreds to thousands of locations nationwide. The Button Division enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 20 years. Although the Button Division has more than 1,000 accounts, its sales are highly concentrated and the loss of one or more of its large customers would have a material adverse effect on the Button Division. Due to the large account nature of its customer base, most customer contact is coordinated by management; additional sales coverage is provided by regional sales managers. Certain retailers are serviced by independent representatives and representative organizations.

         COMPETITIVE FACTORS. The retail button market is served by several competitors. Carlyle competes primarily with JHB International and Streamline Industries, Inc., which are full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. Carlyle management believes that the principal bases for competition are product innovation, range of selection, brand names, price, display techniques and speed of distribution.

         Carlyle management believes that retail button distribution depends on trends in the home-sewing market, which Carlyle management believes is mature. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate recently through mergers and store closings.

         The bulk of the Button Division's revenues are derived in the United States. In 1996, less than 1% of revenues related to export sales. Inventory levels remain relatively constant throughout the year. The Button Division's policies related to merchandise return and payment terms are in accordance with industry standards.

         EMPLOYEES; LABOR RELATIONS. The Button Division has approximately 165 employees, two of whom are covered by a collective bargaining agreement with the United Auto Workers which expires on May 31, 1997. Carlyle management believes relations with both the non-union and unionized employees are satisfactory.

         PROPERTIES. The Button Division operates from a 104,000 square foot packaging and distribution facility located in Lansing, Iowa which is owned by Carlyle. Divisional management, sales and marketing, product development, fashion and purchasing are headquartered in a 6,300 square foot office facility in Carlstadt, New Jersey which is leased by Carlyle. Carlyle management believes that the Button Division's facilities are in good condition and adequate for the Division's present and reasonably foreseeable future needs.

         In addition to these properties, Carlyle owns a 214,000 square foot former dye facility located in Emporia, Virginia, which facility is leased to the purchaser of the Home Furnishings' Division under a triple net fifty-year lease with a nominal base rent.

LEGAL PROCEEDINGS

          General.   Carlyle  is  not  currently  a  party  to  any  significant litigation except as indicated below.

         Environmental Matters. Carlyle is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or PRPs.

         Several years ago a property, owned by the Carlyle Manufacturing Company, Inc. (which prior to March 26, 1997 was known as Heminway & Bartlett Manufacturing Company, Inc.), a subsidiary wholly-owned by Carlyle prior to consummating the sale of the Thread Division ("H&B"), located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing has yet occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP").

         Carlyle Chemicals, Inc. (which prior to March 26, 1997 was known as Belding Chemical Industries, Inc.), a subsidiary of Carlyle, owns an inactive facility located in North Grosvenordale, Connecticut at which soil contamination has been found. Carlyle reported this contamination to the CTDEP in 1989 and is presently working with the CTDEP to define remedial options for the site, which it expects will focus primarily on removal and possible stabilization of contaminated soil onsite. Carlyle estimates the cost of remediation at this site to be approximately $100,000 based upon information on the costs incurred by others in remediating similar contamination at other locations. As the actual cost of remediation at this site will depend on the areal extent of soil contamination and the remediation options approved for this site in the future by the CTDEP, no assurances can be given that the actual cost will not be higher than Carlyle's current estimate.

         In or about June 1992, Carlyle received notice from the EPA that Carlyle, Belding Corticelli Thread Company, a division of Carlyle prior to the sale of the Thread Division, and H&B had been identified, along with 1,300 other parties, as potentially responsible parties in connection with the alleged release of hazardous substances from the Solvents Recovery Superfund site in Southington, Connecticut. Carlyle has settled its alleged liability with the EPA by paying $1,626 in connection with the de minimis settlement approved by EPA in June 1994. Carlyle's subsidiaries, along with other potentially responsible parties have committed to perform the Remedial Investigation and Feasibility Study (RIFS) and two Non-Time Critical Removal Actions at the site. The aggregate cost to complete the first Non-Time Critical Removal Action is approximately $6 million. Carlyle is not obligated to pay the entire cost of the first Non-Time Critical Removal Action at the Solvents Recovery Superfund site. It is obligated to pay a portion of the cost of that removal action, which is based upon the pro rata share of the waste its subsidiaries allegedly disposed of at the site. H&B's alleged contribution of waste disposed of at this site is approximately 1%. Belding Corticelli's alleged contribution of waste is de micromis. Carlyle is unable, at this time, to estimate the ultimate cost of the remedy for this site, remedial investigation for the site is underway and EPA does not expect to be able to determine a remedy for the site until some time in late 1998.

         By letter dated January 21, 1994, the EPA notified H&B that it was a potentially responsible party, along with approximately 335 other parties, with respect to the Old Southington Landfill in Southington, Connecticut. H&B's alleged contribution of waste disposed of at this site is 0.0637%. H&B's alleged contribution of waste at the Old Southington Landfill, along with the waste contributions of other PRP's whose waste was transshipped from the Solvents Recovery Superfund site to the Old Southington Landfill, was determined by EPA, using information that EPA had compiled for the Solvents Recovery Superfund site, and factoring in shipments of waste that were made directly to Old Southington Landfill. The ultimate cost of the remedy for this site has not yet been determined and EPA has not yet offered to settle with parties that allegedly sent less than 1% of total waste to the site, like H&B. Accordingly, Carlyle's liability with respect to this site cannot accurately be estimated. However, given the de minimis nature of H&B's alleged contribution, and assuming EPA offers a settlement to de minimis parties, Carlyle currently believes that its liability for this site should not exceed $50,000, although no assurance can be given that the ultimate cost will not exceed such amount.

         Carlyle received notice in April 1995 that the State of New Jersey has made a $34 million demand for payment for expenses incurred for cleanup and claims at the Chemical Control Superfund Site. H&B, identified as a PRP at this site, was one of the 167 parties that settled its liability with the EPA. The State's demand, however, is separate from the federal settlement. H&B's alleged contribution of waste disposed at the site was identified as 0.89342%. H&B's alleged contribution of waste at the Chemical Control Superfund site, along with the waste contributions of other potentially responsible parties, was determined initially by EPA based upon a list it developed. EPA then established a process whereby PRPs were allowed to supply additional information, including defenses to liability and challenges to EPA's information, and, in addition, were given a credit if the PRPs could prove that they either removed waste from the site or paid for the same waste disposal at another site. There is a larger number of PRPs in the state proceeding involving the site than in the EPA proceeding, and it is possible that H&B's percentage share of waste allegedly sent to the site may be adjusted in connection with the state proceeding to reflect the contribution of additional PRPs. However, based on the $34 million demand and the current percentage for H&B's alleged waste contribution (0.89342%), the amount that H&B would likely be required to pay to settle its liability is approximately $322,000.

         By third-party summons and complaint dated November 27, 1991, H&B has been named as a third-party defendant in an action pending in the United States District Court for the District of Rhode Island entitled United States vs. Williams M. Davis et al vs. American Cyanamid Company et al. In addition to H&B, approximately 60 other companies have been joined as third-party defendants. The third-party complaint alleges claims for contribution under CERCLA. The third-party complaint alleges that H&B and the majority of the other third-party defendants shipped waste to Chemical Control Corporation, which was commingled with other wastes and shipped to the Davis Liquid Waste Site located in Smithfield, RI. H&B had entered into an agreement to settle its liability in connection with these claims for payment of the sum of $200,000. The agreement has not yet been approved by the court.

         The estimates provided above do not include costs that Carlyle may incur for consultants or attorney's fees or for administrative expenses in connection with their participation as part of the PRP group at the Solvents Recovery, Old Southington Landfill or Chemical Control Superfund sites. The reserve Carlyle has established for environmental liabilities, in the amount of $5.1 million, represents Carlyle's best current estimate of the costs of addressing all identified environmental problems, including the obligations of Carlyle and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on Carlyle's review of currently available evidence, and takes into consideration Carlyle's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which Carlyle or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that Carlyle's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

         Under the terms of the Sale Agreement, all of the matters described in this section under the heading "Environmental Matters" are excluded liabilities and were not assumed by Hicking Pentecost upon consummation of the sale of the Thread Division.

         NOEL DOES NOT BELIEVE, BASED ON CURRENT APPLICABLE ENVIRONMENTAL LAW, THAT IT WILL BE RESPONSIBLE FOR ANY OF CARLYLE'S ENVIRONMENTAL LIABILITIES. HOWEVER, IN VIEW OF THE RAPIDLY DEVELOPING ENVIRONMENTAL LAWS, NO ASSURANCE CAN BE GIVEN AT THIS TIME THAT NOEL WOULD NOT HAVE SUCH RESPONSIBILITY NOR, IF SUCH LIABILITY EXISTED, CAN ANY DETERMINATION BE MADE OF THE AMOUNT THEREOF. ANY FINDING OF LIABILITY ON THE PART OF NOEL WOULD REDUCE THE AMOUNT AVAILABLE FOR DISTRIBUTION TO NOEL'S SHAREHOLDERS. IN ADDITION, IN THE EVENT THAT THE AMOUNT OF ANY SUCH LIABILITY EXCEEDED THE AMOUNT OF NOEL'S ASSETS (AND THE ASSETS OF ANY LIQUIDATING TRUST), THE SHAREHOLDERS COULD BE REQUIRED TO RETURN ALL AMOUNTS PREVIOUSLY DISTRIBUTED.

         Other Litigation. Carlyle purchased Carlyle International, Inc. (which prior to March 26, 1997 was known as Culver International, Inc.) from Bruce Goldwyn ("Goldwyn") in August of 1995. Carlyle filed suit in September 1996 in the Superior Court for New York County against Goldwyn for breach of the representations and warranties made about the quality, merchantability and salability of the inventory acquired in the transaction, seeking damages of approximately $1.4 million. As part of the acquisition, Carlyle had given Goldwyn a note (the "Goldwyn Note") in the face amount of $530,964 (representing the discounted value of Carlyle's obligation to pay $200,000 per year for three years), the first $200,000 payment of which was due in August 1996. The Goldwyn Note allowed Carlyle to set-off its damages arising from violations of the representations and warranties in the purchase agreement and, based on its claims, Carlyle withheld the entire August 1996 payment. Goldwyn filed a counter-claim seeking the face value of the Goldwyn Note plus attorneys' fees and moved to dismiss the action on the grounds that his representations and warranties were not breached, which motion was granted in December 1996 and has been appealed by Carlyle. In addition, there is a pending motion by Goldwyn seeking summary judgment on his counter-claim for the full, accelerated amount of the Goldwyn Note ($530,964) together with accumulated interest and his attorneys' fees for the collection of the Goldwyn Note. Carlyle has opposed Goldwyn's motion for summary judgment and cross moved for summary judgment in its favor on the counter-claim. Carlyle has also moved for reconsideration of Goldwyn's motion to dismiss. All of the motions are sub judice.

         In January 1997, the Pension Benefit Guarantee Corporation ("PBGC") notified Carlyle that it was considering whether the sale of the Thread Division would create an obligation under ERISA to immediately fund, in whole or in part, Carlyle's unfunded liability to its defined benefit plan. In February 1997, at the request of the PBGC, Carlyle agreed to provide the PBGC with at least 30 days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders of any class of equity prior to March 31, 2002. In consideration of such agreement, the PBGC agreed not to take action solely with respect to the proposed sale transaction. If the PBGC takes the position that Carlyle should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position is upheld, the ability of Carlyle to take any such proposed action would be adversely affected. Carlyle's unfunded liability to its deferred benefit plan is estimated to be approximately $1,500,000 as of December 31, 1996, when measured in accordance with financial accounting standards. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, Carlyle's obligation to transfer cash to the plan could be $3,500,000 to $4,500,000 higher than this amount. Any actual amounts transferred in the event of a plan termination, would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate.

         Noel received a letter from the PBGC dated August 15, 1996 stating that the PBGC believed that a "controlled group" existed between Noel and Carlyle. The letter indicated that the PBGC would like to discuss the pending Plan of Liquidation and its impact on the Carlyle pension plan. Noel submitted a memorandum to the PBGC setting forth Noel's position that a controlled group did not exist between Noel and Carlyle. In the event that the PBGC's belief was correct, Noel could in certain circumstances be jointly and severally liable for obligations of Carlyle with respect to its pension plan including the obligations referred to above.

         Under the terms of the Sale Agreement, the Goldwyn Note is included as an assumed liability under the Sale Agreement, although Hicking Pentecost will be entitled to seek indemnification from Carlyle for any amounts required to be paid by Hicking Pentecost in respect of this litigation (including reasonable legal fees), other than any payment in respect of the Goldwyn Note.

                          CURTIS INDUSTRIES, INC. (62%)

         Curtis is a major national distributor of fasteners, security products, chemicals, automotive replacement parts, fittings and connectors, and tools and hardware. Curtis distributes products to customers in the vehicle and industrial maintenance and repair markets. Curtis' products are sold through a sales force of approximately 700 sales representatives to over 40,000 active customer accounts located principally in the United States, Canada and the United Kingdom. Products distributed by Curtis are purchased from multiple suppliers with the majority of these products purchased in bulk and repackaged by Curtis in smaller quantities which are compatible with the repair and maintenance needs of its customers. Following the 1995 shutdown of its manufacturing operations, Curtis purchases all of its products from outside vendors.

         On November 13, 1995, Curtis sold certain assets of its retail division to SDI Operating Partners L.P. for $7.5 million in order to focus on its automotive and industrial division. The proceeds from the sale of the division in excess of net assets offset the expenses related to the transaction and operating losses incurred prior to the sale. Therefore, no gain or loss was recorded on the sale. In 1995, a one time charge of $1.1 million was recorded, primarily for severance and benefits, following the close of its manufacturing operations at its Eastlake, Ohio facility.

         On May 13, 1996, Curtis acquired certain assets of the Mechanics Choice business of Avnet Inc. for $6.5 million. Mechanics Choice is a distributor, selling industrial maintenance and repair operations products similar to the existing product line Curtis offers.

         The business conducted by Curtis and its predecessors has been in continuous operation since 1932. Curtis' principal executive offices are located at 6140 Parkland Boulevard, Mayfield Heights, OH 44124-4103; telephone number
(216) 446-9700. Two Noel executive officers, Joseph S. DiMartino and Donald T. Pascal, and two directors of Noel, William L. Bennett and Livio M. Borghese, currently serve on Curtis' seven-member Board of Directors.

PRODUCTS

         Curtis distributes approximately 29,000 SKUs (stock keeping units), which are grouped into six major product categories: fasteners, security products, chemicals, automotive replacement parts, fittings and connectors, and tools and hardware. Historically, net sales of products in the fasteners and security products categories have accounted for approximately two-thirds of Curtis' total net sales.

         Fasteners. Curtis distributes a broad line of fasteners, including bolts, nuts, screws, washers and rivets which range from light duty (used primarily in consumer applications) to heavy-duty (used in industrial applications), maintaining an emphasis on premium quality products. Most of Curtis' fasteners are manufactured in the United States and Canada.

         Security Products. Curtis distributes a line of security products, including key blanks, key duplicating machines, computerized and manual key code cutters, padlocks, combination locks and a line of key accessories.

          Chemicals. Curtis distributes a broad line of chemicals including solvents, lubricants, cleaners, adhesives and sealants designed for vehicle and building maintenance applications.

         Automotive Replacement Parts. Curtis distributes a variety of automotive replacement parts, including specialty fasteners such as molding clips for body shop applications, fuses, lamps and bulbs, cables, clamps and small parts kits.

         Fittings and Connectors. Curtis distributes a variety of fittings and connectors, which include wire products, electrical connectors, adapters and terminals and standard brass fittings for vehicle and industrial maintenance applications.

         Tools and Hardware. Curtis distributes a variety of tools and hardware including saw blades, cutting blades, welding products, drill bits, and specialized application tools, as well as standard tools such as screwdrivers, wrenches and pliers.

SALES AND MARKETING

         Curtis markets its products to customers in two broad classifications: the vehicle maintenance market and the industrial maintenance market. All of the markets served by Curtis are large and highly fragmented.

         The vehicle maintenance market consists of passenger car, truck, and recreational vehicle dealers; business and governmental entities performing internal fleet maintenance functions; and independent sales and service establishments. Franchised new car dealers represent the most important segment in terms of sales by Curtis to the vehicle maintenance market.

         The industrial maintenance market consists of private and public institutions such as transportation facilities, hotels, health care facilities, schools and manufacturing plants.

CUSTOMERS

         Curtis sells its products to over 40,000 active customer accounts in the United States, Canada and the United Kingdom. No single customer accounted for more than 10% of Curtis' annual sales during the year ended December 28, 1996.

COMPETITION

         Curtis competes with other national distributors as well as a large number of regional distributors and local suppliers. Competition for national accounts is intense. Local and regional distributors pose a significant challenge to national distributors by virtue of their aggressive pricing strategies and ability to deliver certain items faster than national distributors. There is also intense competition among national distributors. Because of the similarity of product types, competitive advantage is determined, among other things, by sales representative performance and reliability, product presentation, product quality, order fill rates, timing and, to a lesser extent, price. Curtis' ability to maintain and improve financial performance will be influenced strongly by its management of these factors.

FOREIGN OPERATIONS

         Curtis maintains sales and warehouse facilities in Canada and the United Kingdom. Sales to customers in Canada and the United Kingdom accounted for approximately 15% of Curtis' revenue for the year ended December 28, 1996.

SUPPLIERS

         All of Curtis' sales are derived from products manufactured by others. There are many sources of supply for Curtis' requirements.

PATENTS AND TRADEMARKS

         Curtis has developed various patents in connection with its security products, some of which have expired. The expiration of these patents, however, has not, in Curtis' management's opinion, had any significant effect on Curtis' business. Most of Curtis' products are sold under Curtis'r', Fullwell'tm' and Mechanics Choice'tm' brand names. None of Curtis' trademarks or copyrights is, in Curtis' management's opinion, critical to the success of Curtis' business.

EMPLOYEES

         As of December 28, 1996, Curtis employed 1,047 employees. Curtis' management believes Curtis' relationship with employees is good.

FACILITIES

     The following is a summary description of Curtis' facilities:

                                                              SQUARE     OWNED/
LOCATION                           FUNCTION                    FEET      LEASED

Mayfield Heights, Ohio             Headquarters               33,600     Leased
Shelbyville, Kentucky              Repackaging/Warehouse     100,000     Owned
Atlanta, Georgia                   Warehouse                  60,000     Leased
Sparks, Nevada                     Warehouse                  50,000     Owned
Mississauga, Canada                Warehouse                  38,000     Leased
Andover, United Kingdom            Warehouse                  15,000     Leased
Corby Northants, United Kingdom    Warehouse                   3,800     Leased

         Curtis' management believes that Curtis' facilities are adequate for the needs of its business over the foreseeable future.

                          LINCOLN SNACKS COMPANY (60%)

         Lincoln Snacks Company ("Lincoln Snacks") is one of the leading manufacturers and marketers in the United States and Canada of caramelized pre-popped popcorn. The primary product line includes glazed popcorn/nut mixes and sweet glazed popcorn sold under the brand names Poppycock'r', Fiddle Faddle'r' and Screaming Yellow Zonkers'r'. Lincoln Snacks also processes and distributes ten different nut varieties.

         Lincoln Snacks was formed in August 1992 by Noel and a management team of former executives of Nestle Foods Corporation. On August 31, 1992, Lincoln Snacks acquired the business and certain assets of Lincoln Snack Company, a division of Sandoz Nutrition Corporation, an indirect subsidiary of the Swiss-based drug, pharmaceutical and hospital care company, Sandoz Ltd. In March 1993, Carousel Nut Company, a newly formed wholly-owned subsidiary of Lincoln Snacks ("Carousel"), acquired the business and certain assets of Carousel Nut Products, Inc., a producer and marketer of roasted, dry roasted, coated, raw and mixed nuts. In December 1993, Carousel was merged with and into Lincoln Snacks, and the operations of Carousel were integrated with Lincoln Snacks' plant in Lincoln, Nebraska in the first quarter of 1994.

         On June 6, 1995, Lincoln Snacks entered into the Distribution Agreement with Planters pursuant to which Planters was the exclusive distributor of Lincoln Snacks' Fiddle Faddle and Screaming Yellow Zonkers in the United States for an initial term which was originally scheduled to expire on June 30, 1997 unless renewed for additional one year periods. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of Fiddle Faddle and Screaming Yellow Zonkers during the initial term. On February 28, 1997, Lincoln Snacks and Planters entered into an amendment to the Distribution Agreement pursuant to which, among other things, (i) the distribution arrangement was extended for an additional period of six months expiring December 31, 1997, with Planters continuing to distribute Fiddle Faddle through that date at which time the distribution arrangement will terminate; and (ii) effective May 1, 1997, Planters will cease, and Lincoln will resume marketing and distributing Screaming Yellow Zonkers. Although the amendment contains provisions designed to effect a smooth transfer of the distribution business back to Lincoln Snacks, there can be no assurance that this will be the case. In addition, pursuant to the amendment to the Distribution Agreement, Planters has agreed to negotiate in good faith an agreement pursuant to which Planters will grant Lincoln a license to use the Planters' trademarks in connection with the sale by Lincoln of its products for a period of five years commencing January 1, 1998.

         Net sales to Planters for the year ended June 30, 1996 were equal to the minimum number of equivalent cases required to be purchased during that fiscal year as part of the Distribution Agreement. Sales to Planters represented 43% of net sales for the year ended June 30, 1996. Net sales to Planters for six month periods ended December 31, 1996 and 1995 represented 46% and 48%, respectively, of the minimum number of equivalent cases required to be purchased annually as part of the Distribution Agreement. Sales to Planters represented 32% and 36% of net sales for the three months ended December 31, 1996 and 1995, respectively, and 41% and 32% of net sales for the six months period ended December 31, 1996 and 1995, respectively.

         Lincoln Snacks' principal executive offices are located at 4 High Ridge Park, Stamford, Connecticut 06905; telephone number (203) 329-4545. Karen Brenner, a Managing Director of Noel is the Chairman and Chief Executive Officer of Lincoln Snacks. Ms. Brenner and James G. Niven, a director of Noel, currently serve on Lincoln Snacks' four-member Board of Directors.

PRODUCTS

         Lincoln Snacks manufactures and markets three nationally-recognized branded products. Poppycock is a premium priced mixture of nuts and popcorn in a deluxe buttery glaze. Fiddle Faddle is a more moderately priced brand of popcorn and peanut clusters with a candied glaze; a fat free version of Fiddle Faddle consists of popcorn with a caramel glaze. Screaming Yellow Zonkers is produced by coating popcorn clusters with a sweet buttery glaze. In addition, Lincoln Snacks processes and distributes ten different nut varieties. The finished products comprise a full line of nuts for the retail market: raw, roasted and salted, dry roasted, and specially coated (honey roasted).

MARKETING, SALES AND DISTRIBUTION

         Lincoln Snacks markets and distributes its Poppycock and nut products directly. On July 17, 1995, Planters commenced exclusively distributing Fiddle Faddle and Screaming Yellow Zonkers in the United States (including Puerto Rico and United States territories and possessions). Effective May 1, 1997, Lincoln Snacks will commence marketing and distributing its Screaming Yellow Zonkers product directly and will resume marketing and distributing its Fiddle Faddle product directly on January 1, 1998.

         Lincoln Snacks' brands are broadly distributed through grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers. Selling responsibilities for Poppycock and the nut products in the United States are currently handled by four regional business managers located strategically across the United States. These regional business managers manage approximately 80 brokers across the United States in all classes of trade. These brokers receive a commission on net sales plus incentive payments. Certain exports and large volume customers are handled directly by Lincoln Snacks personnel. Lincoln Snacks intends to distribute its Fiddle Faddle and Screaming Yellow Zonkers products by means of its existing distribution network.

         Sales of Lincoln Snacks' products are seasonal, peaking during the third and fourth calendar quarters.

COMPETITION

         Lincoln Snacks' primary products participate in the pre-popped caramel popcorn segment of the snack food market. Poppycock competes with other premium quality snack products while Fiddle Faddle and Screaming Yellow Zonkers compete directly with Crunch N'Munch (American Home Products Corp., Food Division), Cracker Jack (Borden, Inc.) and a number of other regional and local brands. Lincoln Snacks' products also compete indirectly with traditional confections and other snack food products.

RAW MATERIALS AND MANUFACTURING

          Substantially all of the raw materials used in Lincoln Snacks' production process are commodity items, including corn syrup, butter, margarine, brown and granulated sugar, popcorn, various nuts, and oils. These commodities are purchased directly from various suppliers.

         The Lincoln manufacturing facility includes, among other things, continuous process equipment for enrobing popcorn and nuts, as well as four distinct high speed filling and packing lines for canisters, jars, single serving packs and bag-in-box packages. The manufacturing and packaging equipment is sufficiently flexible to allow for the manufacture of other similar product lines or packaging formats. The facility is being operated at an overall rate varying from approximately 40% to 75% of capacity depending on the season.
Lincoln Snacks' management believes that the facility is generally in good repair and does not anticipate capital expenditures other than normal maintenance and selected equipment modernization programs.

TRADEMARKS

         Poppycock'r', Fiddle Faddle'r' and Screaming Yellow Zonkers'r' are registered trademarks of Lincoln Snacks. Lincoln Snacks believes all its trademarks enjoy a strong market reputation denoting high product quality.

GOVERNMENTAL REGULATION

         The production, distribution and sale of Lincoln Snacks' products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal environmental statutes; and various other federal, state and local statutes regulating the production, packaging, sale, safety, advertising, ingredients and labeling of such products. Compliance with the above described governmental entities and regulations has not had and is not reasonably anticipated to have a material adverse effect on Lincoln Snacks' capital expenditures, earnings or competitive position.

EMPLOYEES

         As of February 28, 1997, Lincoln Snacks had 75 full-time employees and one part time employee. Employment at the Lincoln plant varies according to weekly and seasonal production needs. None of Lincoln Snacks' work force is unionized. Lincoln Snacks' management believes that Lincoln Snacks' relationship with its employees is good.

EXPORT SALES

         Foreign operations accounted for less than 10% of Lincoln Snacks' sales, assets and net income in each of Lincoln Snacks' last three fiscal years.

FACILITIES

         Lincoln Snacks manufactures and packages all of its products at its owned Lincoln, Nebraska manufacturing facility. The Lincoln plant, constructed in 1968, is a modern 74,000 square foot one-story building on a 10.75 acre site in a light industrial area in the city of Lincoln. Approximately 67,000 square feet of the facility is dedicated to production with the balance utilized for administration. Also in Lincoln, Nebraska is Lincoln Snacks' 66,500 square foot leased warehousing facility, which is located near Lincoln Snacks' plant. This modern facility can accommodate all of Lincoln Snacks' current warehousing needs. Lincoln Snacks' lease on this facility has been extended until January 31, 1998, and there is a five year renewal option beyond 1998. The initial term of the lease of Lincoln Snacks principal executive offices expires on September 30, 1999. Lincoln Snacks believes its properties are sufficient for the current and anticipated needs of its business.

LEGAL PROCEEDINGS

         Lincoln Snacks is not involved in any material legal proceedings.

                          FERROVIA NOVOESTE, S.A. (20%)

         In March, 1996, Ferrovia Novoeste, S.A., a Brazilian corporation ("Novoeste"), was the successful bidder, at approximately $63.6 million, for the concession for the operation of the Brazilian federal railroad's western network. The principal investors in Novoeste include Noel, Chase Latin America Equity Associates ("Chase"), Brazil Rail Partners, Inc. ("BRP"), Western Rail Investors, LLC ("WRI") and Brazilian Victory LLC ("Victory"). Noel's and Chase's investment in Novoeste is approximately $8 million each, Victory's investment is approximately $2 million, WRI's investment is approximately $1.6 million, and BRP's investment is approximately $1.4 million. The purchase of the network consisted of a 30-year concession and a lease of the federal railroad's equipment. The western network links Bauru, in Sao Paulo state, with Corumba on the Bolivian border, and covers approximately 1,000 miles of track.

                                 OTHER HOLDINGS

         Noel also had other holdings with a liquidation value of approximately $2.7 million at March 10, 1997. None of these holdings, either individually or in the aggregate, would be considered material with respect to Noel's consolidated financial position.

(d) Financial information about foreign and domestic operations and export sales.

         Not material.

ITEM 2. PROPERTIES.

        Noel's executive offices occupy approximately 10,600 square feet in an office building located in New York, New York, of which 5,400 square feet are rented pursuant to a lease expiring in 1998 and the remainder is sublet from The Prospect Group Inc. pursuant to a sublease expiring in 1998. For descriptions of certain principal properties of Noel's operating companies, see "Narrative Description of Business" above. Management of Noel and of each of Noel's operating companies believe that the properties owned or leased by each such company are adequate for the conduct of their respective businesses for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

        Other than as described below, there are no pending material legal proceedings to which Noel or any of its subsidiaries or principal operating companies is a party or to which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

        Carlyle and its subsidiaries are party to various proceedings and possible proceedings under state and federal laws and regulations concerning the discharge of materials into the environment. Reference is made to the description of Carlyle Industries, Inc. under "Business of the Company".

        In 1995, Self Funded Strategies, L.L.C. ("SFS"), a former provider of marketing services to HealthPlan Services, filed a complaint against HealthPlan Services claiming wrongful termination of an exclusive marketing agreement and breach of contract. The complaint asserted damages of $25,000,000. The parties to the dispute agreed to binding arbitration, and the arbitration proceedings occurred during the week of October 29, 1996. The arbitration panel's decision, rendered in December 1996, is not expected to materially alter the amount or timing of future payments that HealthPlan Services is contractually obligated to make to SFS under the marketing agreement, and thus is not expected to materially affect the cash flows of HealthPlan Services' business.

        Pursuant to the Harrington acquisition agreement (the "Harrington Agreement"), HealthPlan Services agreed to use its best efforts to file a registration statement sufficient to permit the public offering and sale of the HealthPlan Services common shares issued to the Harrington stockholders in the acquisition, with such registration statement to become effective on or before October 31, 1996. On October 30, 1996, HealthPlan Services received a letter from Harrington stockholders' representative notifying HealthPlan Services that it was in violation of the Harrington Agreement and reserving all rights under such Agreement. As of the date hereof, it is not possible for HealthPlan Services to evaluate what, if any, damages might result from such notice. In November 1996, HealthPlan Services filed a form S-3 registration statement with the SEC registering the restricted shares of HealthPlan common stock held by the former Harrington and Consolidated Group stockholders. This registration statement became effective on February 14, 1997.

        HealthPlan Services' Consolidated Group subsidiary is undergoing a DOL audit in which the DOL has raised various questions about the application of ERISA to the way that subsidiary does business. This audit is ongoing, and there can be no assurance that the DOL will not take positions that could require changes to the way this subsidiary operates, or result in the imposition of administrative fines and penalties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

(a)     Market Information.

        Noel's Common Stock trades on the Nasdaq Stock Market's National Market under the symbol NOEL. The following table sets forth the range of high and low sales prices for shares of Noel Common Stock for each fiscal quarter during 1996 and 1995 as reported by NASDAQ.

        1996                                      High                      Low
        ----                                      ----                      ---
                    First Quarter               $7.625                    $6.000
                    Second Quarter               9.750                     7.125
                    Third Quarter                8.750                     6.875
                    Fourth Quarter               8.125                     6.125

        1995

                    First Quarter               $6.500                    $5.000
                    Second Quarter               7.625                     5.750
                    Third Quarter                6.250                     4.750
                    Fourth Quarter               7.000                     5.000

(b)      Holders.

         As of March 25, 1997, 20,421,039 shares of Common Stock were issued and outstanding and were held of record by approximately 116 persons, including several holders who are nominees for an undetermined number of beneficial owners. Noel believes that there are approximately 3,500 beneficial owners of Noel Common Stock.

(c)      Dividends.

         Noel has not declared or paid any cash dividends on its shares of capital stock. Pursuant to the Plan, Noel will be liquidated (i) by the sale of such of its assets as are not to be distributed in-kind to its shareholders, and
(ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and, if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected historical financial information for the five years ended December 31, 1996 are derived from the historical financial statements of Noel and should be read in conjunction with Noel's Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                   1996(1)         1995(1)           1994(2)          1993       1992(3)(4)
                                   -------         -------           -------          ----       ----------
                                             (dollars in thousands, except per share amounts)
Revenue                           $189,325        $181,709        $119,121         $93,962        $32,417
Operating income (loss)             $9,194        $(29,451)       $(12,731)        $(6,935)       $(8,384)
Loss from continuing operations    $(3,105)       $(15,581)        $(9,453)        $(5,345)       $(7,289)
Loss from continuing operations
per common and common
equivalent share                    $(0.15)         $(0.77)         $(0.47)         $(0.26)        $(0.37)
Total assets                      $230,521        $239,757        $313,980     $186,845(4)       $185,542
Long-term debt                     $60,983         $69,197        $ 75,734      $33,635(4)        $28,550
Stockholders' equity               $97,360         $92,920        $100,269        $123,122       $134,942

---------------

Historical information has been restated to reflect discontinued operations. See
Note 1 of Notes to Consolidated  Financial Statements on page F-9.

See Notes 3 and 4 of Notes to Consolidated Financial Statements on pages F-12 and F-16 for factors that affect the comparability of the information presented above.

(1) Includes the results of Carlyle for the full period and reflects the results of HealthPlan Services under the equity method of accounting.
(2) Includes the results of HealthPlan Services from September 30, 1994, the date of its acquisition. Carlyle is included in the balance sheet at December 31, 1994.
(3) Includes the results of Curtis and Lincoln Snacks from August 17, 1992 and August 31, 1992, the respective dates of their acquisitions.
(4) Due to the restatement of the historical financial statements this data is considered to be derived from unaudited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis of financial condition and results of operations of Noel Group, Inc. ("Noel") and its consolidated subsidiaries (collectively the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Parent Company

        On December 31, 1996, Noel had cash and liquid investments of $9.2 million. The future cash needs of Noel will be dependent on the implementation of the Plan which was approved by the shareholders on March 19, 1997. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and to meet its other obligations. Pursuant to the Plan, subject to the payment or the provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution.

        Noel believes that its cash and liquid investments are sufficient to fund its working capital requirements through the completion of the Plan, following Noel's sale of 1.32 million shares of HealthPlan Services common stock to ADP for $26.4 million on February 7, 1997. Noel expects that its operating subsidiaries will be able to meet their own working capital requirements, including debt service. None of the debt on the consolidated balance sheet relates to Noel. Subject to the restrictions set forth in the Plan, if an operating subsidiary requires additional funding for the purpose of making an acquisition or to otherwise support growth, or suffers operating or cash flow deficits, a portion of Noel's liquidity may be utilized to fund such requirements.

        HealthPlan Services' operations have no impact on the Company's liquidity and capital resources, since Noel has no obligation to fund HealthPlan Services' operations and HealthPlan Services does not anticipate paying cash dividends in the foreseeable future. While HealthPlan Services is included in the Company's financial statements on the equity method of accounting, the Company will record its proportional share of

HealthPlan Services' income or loss. Noel's share of HealthPlan Services' loss for the year ended December 31, 1996, was $.5 million.

        Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its subsidiaries. Except for Carlyle, Noel's subsidiaries are prohibited from paying dividends by existing borrowing agreements.

CARLYLE INDUSTRIES, INC.

        On March 26, 1997, Carlyle sold its thread division to Hicking Pentecost PLC for an aggregate cash consideration of $54.9 million, subject to adjustment, plus the assumption of certain liabilities. The current estimate of the loss on the disposal of this division is $11.3 million, but the actual loss recorded could vary significantly from this estimate, depending on the resolution of certain contingencies. The net proceeds of the sale of the thread division were used to pay off Carlyle's outstanding bank indebtedness. Accordingly, Carlyle currently has no outstanding bank indebtedness. Carlyle management believes that Carlyle has sufficient cash to support its operations for the foreseeable future.

        Carlyle has agreed to notify the PBGC thirty (30) days prior to taking certain actions including the payment of any dividend on or any redemption of stock. Accordingly, Carlyle's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC.

        All of Noel's discontinued operations have been disposed of except for TDX Corporation ("TDX"). TDX's operations are immaterial to Noel, and there is no future requirement for additional cash or capital infusions for TDX.

        In 1995 and 1994, Noel's subsidiaries sold stock in initial public offerings, raising net proceeds of $50.8 million and $9.6 million, respectively, thereby improving their respective liquidity. Noel's subsidiaries may raise cash from time to time using equity offerings in the future.

RESULTS OF OPERATIONS:

OVERVIEW

        The Company's consolidated statements of operations include Carlyle in 1996 and 1995 and HealthPlan Services for the period from September 30, 1994, through December 31, 1994. Noel's equity in HealthPlan Services' income or loss for the years ended December 31, 1996 and 1995, is included in income or loss from equity investments. The consolidated selling, general, administrative and other expenses include salaries, employee benefits, rent and other routine overhead expenses of the Company, including legal, accounting and consulting fees. The following year to year comparisons are based on the Company's consolidated results. An analysis of each subsidiary is included in the comparison of segments section.

        The results of operations for the year ended December 31, 1994, have been restated to reflect (i) Simmons Outdoor Corporation, (ii) Carlyle's Home Furnishings division, (iii) Curtis Industries, Inc. ("Curtis") retail division, and (iv) TDX as discontinued operations due to their sale in 1995 or their expected or actual sale in 1996 and to account for HealthPlan Services under the equity method of accounting from January 1, 1995. Noel's voting interest in HealthPlan Services dropped below 50% following HealthPlan Services' initial public offering May 19, 1995 and Noel's simultaneous exchange of its holding of HealthPlan Services preferred stock and accrued dividends into HealthPlan Services common stock.

1996 VERSUS 1995

        Sales increased by $7.6 million to $189.3 million due to an increase in sales at Curtis of $8.2 million and a decrease in sales at Lincoln of $.6 million. Cost of sales increased by $1.1 million to $106.4 million from $105.3 million in 1995, related to increases at Curtis and Lincoln of $3.7 million and $.2 million, respectively, offset by a decrease at Carlyle of $2.8 million. Selling, general, administrative and other expenses decreased to $69.2 million in 1996 from $71.8 million in 1995. The decrease of $2.6 million primarily relates to decreased expenses at Lincoln and Carlyle of $3.2 million and $2.0 million, respectively, offset by increased expenses at Curtis at $2.5 million. Other income decreased by $6.1 million primarily due to a 1995 gain recognized by Noel on the receipt of payment of the Subordinated Note from Brae Group, Inc. ("Brae"). The loss from equity investments of $4.7 million in 1996 versus income of $3.8 million in 1995 primarily results from Noel's equity in the losses of HealthPlan Services, Staffing Resources and Novoeste in 1996 of $.5 million,
$1.2 million and $3.1 million, respectively, versus income from HealthPlan Services of $3.4 million in 1995.

        After performing a review for impairment of long-lived assets related to each of HealthPlan Services' acquired businesses and applying the principles of measurement contained in FASB 121, HealthPlan Services recorded a charge against earnings of $13.7 million in the third quarter of 1996, representing approximately 7.6% of HealthPlan Services' pre-charge goodwill. This charge was attributable to impairment of goodwill recorded on the acquisitions made in 1995. Any further significant declines in HealthPlan Services' projected net cash flows, with respect to such acquisitions, may result in additional write-downs of remaining goodwill.

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

1995 VERSUS 1994

        The increases from 1994 to 1995 in sales of $87.8 million and cost of sales of $66.6 million principally reflect the inclusion of Carlyle's sales of $88.7 million and cost of sales of $66.0 million in 1995 only. The increase in selling, general, administrative and other expenses of $2.8 million to $71.8 million in 1995 reflects the inclusion of Carlyle's 1995 expenses of $14.3 million, offset both by Noel's decrease of $5.4 million primarily related to a 1994 charge for its non-incentive stock option plan and by a $5.5 million decrease at Lincoln.

        The 1995 impairment charge relates to Carlyle's thread division. This charge of $29.2 million includes Noel's write-off of $4.2 million of related goodwill.

        Other income decreased by $1.6 million to $6.7 million. In 1995, other income includes a $6.6 million capital gain recognized by Noel on the payment of the subordinated note from Brae. Other income in 1994 includes capital gains of $9.0 million primarily from Noel's sale of marketable securities and $2.2 million of dividend income from Noel's holding of Carlyle preferred stock, offset by a $3.9 million loss recognized on Noel's exchange of Carlyle preferred stock for Carlyle common stock.

        Income (Loss) from equity investments increased by $3.9 million to income of $3.8 million reflecting primarily Noel's equity in the income of HealthPlan Services of $3.4 million in 1995.

        Interest expense increased by $4.1 million, primarily due to the inclusion of Carlyle's interest expense of $4.0 million in 1995 only.

COMPARISON OF SEGMENTS:

General

        Noel and its subsidiaries are collectively referred to in this section as the "Company". The segment discussion which follows analyzes the results of operations for each of the Company's segments. Since the amounts presented in the comparison of segments are on a full year basis, they are not comparable with the amounts included in the Company's consolidated statements of operations in the year in which the segment was acquired or newly included in the consolidated operating results.

1996 VERSUS 1995

FASTENERS AND SECURITY PRODUCTS DISTRIBUTION (CURTIS)

        On May 13, 1996, Curtis acquired certain assets of the Mechanics Choice business of Avnet, Inc. Mechanics Choice is a distributor, selling industrial maintenance and repair operations products similar to the existing product line Curtis offers.

        Sales for Curtis for 1996 increased $8.3 million or approximately 12% to $77.1 million from $68.8 million in 1995. Sales by Curtis' Mechanics Choice Division accounted for $8.2 million of the increase. Sales of a new code cutting machine utilizing state of the art technology contributed an additional $1.7 in 1996. The sales gains from the new code cutter were partially offset by both a loss of the sales of the Puerto Rican branch totaling $.7 million and an emergency key cutting program of $.3 million. These businesses were discontinued as a result of the sale of the retail division and the shutdown of manufacturing operations in 1996.

        The gross margin percentage decreased from 66.5% in 1995 to 65.3% in 1996. The decline in the margin is attributable to the lower margins of the Mechanics Choice division. Mechanics Choice's customer base has a larger concentration of large, corporate and national accounts which are more price sensitive.

        Selling, general, and administrative expenses, exclusive of the $.7 million reserve recorded for the 1995 manufacturing shutdown, increased $1.9 million for the year ended December 31, 1996, when compared to the same period in 1995. The majority of the increase is selling and distribution costs of the Mechanics Choice division.

SNACK FOODS (LINCOLN)

        On June 6, 1995, Lincoln entered into an exclusive distribution agreement with Planters Company, a division of Nabisco, Inc., ("Planters"), commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle'r' and Screaming Yellow Zonkers'r' ("the Products"). Under the agreement, which requires Planters to purchase a minimum number of cases during each year ending on June 30, Lincoln sells the Products to Planters at prices which are less than historical selling prices. Planters in turn is responsible for the sales and distribution of the Products to its customers and therefore Lincoln does not have any selling, marketing or distribution costs on the Products. The financial impact of the agreement versus historical results is a reduction in revenue and gross profit which is offset by reduced selling, marketing and distribution costs.

        On February 28, 1997, this agreement was amended, extending the term until December 31, 1997, at which time the distribution arrangement will terminate. Under the amendment, Lincoln will resume sales and distribution of Screaming Yellow Zonkers on May 1, 1997. Although the amendment and extension contain provisions designed to effect a smooth transfer of the distribution business back to Lincoln, there can be no assurance that this will be the case.

        Sales decreased $.6 million to $23.6 million for the twelve months ended December 31, 1996, versus $24.2 million in the corresponding period of 1995. The decrease in sales is due to a decrease in Lincoln's nut division sales which were partially offset by increases in sales related to the Planter's agreement and of Lincoln's other branded product. Sales related to the Planter's agreement represented 49% and 44% of sales for the twelve months ended December 31, 1996 and 1995, respectively.

        Gross profit decreased $.8 million to $7.1 million for the twelve months ended December 31, 1996, versus $7.9 million in the corresponding period of 1995. Gross profit decreased as a result of lower selling prices under the Planter's agreement.

        Selling, general and administrative expenses decreased $2.7 million to $5.6 million in the twelve months ended December 31, 1996, versus $8.3 million the same period in 1995. These expenses decreased primarily due to cost reductions resulting from the Planter's agreement.

INDUSTRIAL THREADS AND BUTTONS (CARLYLE)

        Sales for the year ended December 31, 1996 totaled $88.6 million as compared to $88.7 million in 1995 for a decrease of $.1 million. Sales in Carlyle's industrial product segment totaled $39.4 million in 1996 as compared to $45.1 million in 1995, for a decrease of $5.7 million or 12.6%. The softness in customer order volume which began during the third quarter of 1995 continued throughout all of 1996 creating the negative sales comparison. The reduced order volume was experienced across a broad range of customers and products. During the second half of 1996, sales in this segment were generally at comparable levels as compared to the second half of 1995. Sales in Carlyle's consumer product segment totaled $49.2 million in 1996 for an increase of $5.6 million over 1995 sales of $43.6 million. The increase in consumer sales was largely attributable to the inclusion of Culver Textile Corporation ("Culver") full year sales in 1996. Culver's sales are included from the date of its acquisition on August 31, 1995. Sales increases of Carlyle's button division also contributed $1.8 million to the sales increase of this segment.

        Gross margin in 1996 was $25.5 million or 28.7% of sales as compared to $22.7 million or 25.7% of sales in 1995 for an increase of $2.8 million. Gross margin in the industrial segment during 1996 totaled $9.9 million or 25.1% of net sales. In 1995, gross margin in the industrial segment totaled $8.9 million or 19.8% of sales. The increase in both gross margin dollars and percent was attributable to cost reduction efforts which were begun during the fourth quarter of 1995 and continued throughout 1996. These cost reduction efforts were especially concentrated in the areas of product waste management and headcount control. Gross margin in the consumer product segment during 1996 totaled $15.6 million dollars or 31.7% of net sales. In 1995, gross margin in the consumer product segment totaled $13.8 million or 31.7% of net sales. The increase in gross margin dollars of $1.8 million was the result of a combination of gross margin dollars contributed by Culver, which results were included for a full year in 1996 as compared to four months in 1995, and incremental gross margin dollars provided by increased sales in Carlyle's button division.

        Selling, general and administrative expenses totaled $14.1 million in 1996 as compared to $15.9 million in 1995. Selling, general and administrative expenses in the industrial segment totaled $4.9 million in 1996 as compared to $8.3 million in 1995 for a decline of $3.4 million. The reduction in selling, general and administrative expenses was mostly the result of lower headcount in the areas of marketing, research and engineering. In addition, goodwill amortization was $.7 million less in 1996 than 1995. Selling, general and administrative expenses in the consumer product segment totaled $5.6 million as compared to $6.5 million in 1995 for a decline of $.9 million. The reduction in selling, general and administrative expenses during 1996 was primarily the result of the closing of separate Culver facilities at the end of 1995 and the elimination of redundant administrative functions.

1995 VERSUS 1994

FASTENERS AND SECURITY PRODUCTS DISTRIBUTION (CURTIS)

        On November 13, 1995, Curtis Industries, Inc. ("Curtis") sold its retail division to SDI Operating Partners, LP. The results of the retail division have been reported as discontinued operations in the 1995 consolidated financial statements. Prior periods have been restated to present the retail division as a discontinued operation. All costs and expenses incurred as a result of the retail division sale have been recorded in 1995 and no additional expenses are anticipated.

        Sales for Curtis for 1995 increased by $2.2 million or 3.3% to $68.8 million from $66.6 million in 1994. A telemarketing program, created in January 1995, accounts for $1.2 million of the sales increase. Increased sales in Canada of $.6 million and the core domestic business of $.7 million were offset by a decline in United Kingdom sales of $.3 million.

        A one-time charge of $1.1 million was recorded, primarily for severance and benefits following the close of its manufacturing operations at its Eastlake, Ohio facility, in June 1995.

        The gross margin decreased from 67.4% in 1994 to 66.5% in 1995. The 1995 decline in gross margin can be attributed to the high cost of manufacturing keys and key duplicating machines prior to closing the manufacturing operations. Cost savings associated with the purchase of keys and key machines from an outside source were realized in the fourth quarter of 1995 when the gross margin increased to approximately 67% compared to 66.3% for the first three quarters.

        For the year, selling, general and administrative expenses, exclusive of one-time charges, increased $.6 million. The increase results from variable selling expenses associated with the higher 1995 sales volumes and increased expenses associated with the recruitment and retention of sales representatives of approximately $1 million in 1995, as management intensified efforts to build up the domestic sales force in the second half of the year. The increased domestic selling costs were offset by administrative staff reductions, reduced health care costs and other cost containment measures.

SNACK FOODS (LINCOLN)

        Sales decreased approximately 11% or $3.1 million to $24.2 million for the twelve months ended December 31, 1995, versus $27.3 million in the corresponding period of 1994. Gross sales decreased primarily due to lower selling prices resulting from the Planters agreement. In addition, non-Planters sales declined 5% due to increased domestic competition and changing market conditions in the Far East. Case sales to Planters for the six months ended December 31, 1995, represent 44% of the minimum number of cases required to be purchased during Lincoln's fiscal year which ends June 30, 1996. Lincoln's business is seasonal due to buying patterns of both Poppycock'r' and nut products during the traditional holiday season. As a result, third and fourth quarter sales account for a significant portion of annual sales.

        Gross profit decreased by $2.4 million to $7.9 million for the twelve months ended December 31, 1995, from $10.3 million in the corresponding period of 1994 primarily due to lower revenue under the Planters agreement.

        Selling, general, administrative and other expenses decreased $6.4 million to $8.3 million in the twelve months ended December 31, 1995, from $14.7 million in the same period in 1994. This decrease is primarily due to lower freight costs, reduced trade and consumer promotional spending and reduced administrative expenses resulting from the Planters agreement.

INDUSTRIAL THREADS AND BUTTONS (CARLYLE)

        Sales for 1995 were $88.7 as compared with $76.8 million in 1994, an increase of $11.9 million or approximately 16%. Sales in Carlyle's consumer segment were $43.6 million in 1995, an increase of $13.4 million over 1994 sales of $30.2 million. The increase in these sales during 1995 was primarily driven by the full year inclusion of Carlyle Threads, Inc. (which prior to March 26, 1997 was known as Danfield Threads, Inc. ("Carlyle Threads") in 1995 results. Carlyle Threads was acquired on June 30, 1994 and had sales of $18.9 million during 1995 versus $9.0 million in the six months ended December 31, 1994. Also contributing to the favorable sales variance in 1995 was $2.1 million of sales contributed by Culver which was acquired on August 31, 1995 and a $1.4 million increase in sales by Carlyle's button and consumer thread divisions. Sales in Carlyle's industrial segment were $45.1 million in 1995 as compared with $46.6 million in 1994, for a decline of $1.5 million. Weakness in customers' primary markets resulted in approximately a 3% sales decline during 1995.

        The gross margin in 1995 was $22.7 million or 25.7% of sales as compared with $22.7 million in 1994 or 29.6% of sales. The consumer segment gross margin in 1995 was $13.8 million as compared with $11.7 million in 1994. The gross margin percentage in 1995 was 31.7% compared with 38.9% in 1994. The gross margin dollar improvement in 1995 was primarily the result of Carlyle Threads which was included for a full year in 1995 as compared to six months in 1994. The gross margin percentage decline was principally the result of lower margin on Culver sales. The gross margin in the industrial segment in 1995 was $8.9 million or 19.8% of sales as compared with $11.0 million in 1994 or 23.6% of sales, for a decline of $2.1 million. During 1995, the industrial segment experienced higher raw material and labor costs and higher than historical levels of manufacturing inefficiencies due to the effects of the consolidation and relocation of facilities that occurred in 1994 and implementation issues related to the new management information system. These increased costs were not fully recouped through sales price increases.

        Selling, general and administrative expenses totaled $15.9 million or 18.0% of sales in 1995 as compared to $15.8 million or 20.6% of sales in 1994.

        Selling, general and administrative expenses in the consumer segment totaled $4.8 million in 1995 or 11.0% of sales as compared with $3.7 million in 1994 or 12.3% of sales. The dollar increase in consumer segment selling, general and administrative expenses was the result of a full year of Carlyle Threads activity in 1995 versus six months in 1994 in addition to the inclusion of four months of Culver activity in 1995 versus none in 1994. Selling, general and administrative expenses in the industrial segment was $7.3 million in 1995 versus $7.1 million in 1994.

        An impairment charge was recorded during 1995 related to Carlyle Threads. The charge represented a $6.4 million adjustment to the book value of assets to estimated fair value as of December 31, 1995 and the write off of a proportionate amount of goodwill allocated to the thread division in connection with the 1993 acquisition. The goodwill write-off was $17.4 million and other related charges were $1.2 million. There were no such impairment charges in 1994.

        Interest expense increased to $4.0 million in 1995 compared to $3.2 million in 1994. The increase was attributable to an increase in average outstanding debt during 1995 to $45.9 million from $41.4 million in 1994. In addition to the increase in the average debt level there was also an increase in the weighted average interest rate from 7.8% in 1994 to 8.7% in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Certain of the information required is set forth under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Stockholders' Equity" and "Notes to Consolidated Financial Statements" on pages F-1 through F-33 hereof. See also the Noel Group, Inc. Financial Statement
Schedule included elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required with respect to directors and the information required by Rule 405 of Regulation S-K is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

        The executive officers of the Company are as follows:

                                                                       Officer
Name                      Position(s)                         Age      Since
----                      -----------                         ---      -------
Joseph S. DiMartino       Chairman of the Board               53       March 1995

Stanley R. Rawn, Jr.      Chief Executive Officer             69       March 1995

Karen Brenner             Managing Director                   41       April 1989

Donald T. Pascal          Managing Director                   37       May 1988

Samuel F. Pryor, IV       Managing Director                   41       November 1991

Todd K. West              Vice President-Finance, Chief       36       August 1990
                          Financial Officer and Secretary


         There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was selected as a director or officer. Directors hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified. The executive officers of the Company are elected at the Annual Meeting of the Board of Directors immediately following the Annual Meeting of Shareholders held in the month of May. With the exception of Messrs. Samuel F. Pryor, III, a director of Noel and Samuel F. Pryor, IV, a Managing Director of Noel, who are father and son, no family relationship exists among any of the executive officers and directors of the Company.

                            Biographical Information

         Joseph S. DiMartino has served as a director of Noel since October 1990 and became Chairman of the Board of Noel effective March 20, 1995. Mr. DiMartino serves as Chairman of the Dreyfus Group of mutual funds and served as President and Chief Operating Officer of The Dreyfus Corporation, an investment adviser and manager of the Dreyfus Group of mutual funds, from 1982 until December 31, 1994. Mr. DiMartino is also a director of Carlyle Industries, Inc. ("Carlyle"), a leading manufacturer and marketer of industrial sewing threads, and a distributor of a line of home sewing and craft products, principally buttons, Staffing Resources, a provider of diversified staffing services to a broad range of businesses in various industries throughout the Mid- Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States, HealthPlan Services Corporation, a leading managed healthcare services company, and Curtis Industries, Inc. ("Curtis"), a national distributor of fasteners, security products, chemicals, automotive replacement parts, fittings and connectors, and tools and hardware. Mr. DiMartino is also a director of numerous funds in the Dreyfus Group of mutual funds. Mr. DiMartino is a director of the National Muscular Dystrophy Association and a trustee of Bucknell University.

         Stanley R. Rawn, Jr. served as a director of Noel and its predecessor company from 1969 until January 1987 and has served as a director of Noel since June 1990. Mr. Rawn became Chief Executive Officer of Noel effective March 20, 1995. From November 1985 until May 1992, Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company which merged into Santa Fe Energy Resources, Inc. in May 1992. Mr. Rawn is also a director of The Prospect Group, Inc. ("Prospect"), a company which, prior to its adoption of a Plan of Complete Liquidation and Dissolution in 1990 and subsequent dissolution in 1997, conducted its major operations through subsidiaries acquired in leveraged buyout transactions, a Senior Managing Director and director of Swiss Army Brands, Inc. ("Swiss Army"), the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Officers' knives and professional cutlery, as well as the marketer of Swiss Army Brand watches and other products, Chairman of the Executive Committee and a director of Staffing Resources, and a trustee of the California Institute of Technology.

         Karen Brenner has been a Managing Director of Noel since November 1991. Previously, Ms. Brenner served as a director of Noel from October 1989 until November 1991, and as a Vice President of Noel from April 1989 until November 1991. Prior to joining Noel, Ms. Brenner was a principal in a management and financial consulting business, specializing in managing turnaround situations for venture capital and leveraged buyout companies. Since June 1994 Ms. Brenner has served as Chairman and Chief Executive Officer of Lincoln Snacks and has also served as a director of Lincoln Snacks since its inception. Ms. Brenner was formerly Chairman of the Board of Swiss Army Brands. Ms. Brenner has served as Chairman of Carlyle since May 1996, as President and Chief Executive Officer since October 1996, and as a director since February 1996. Ms. Brenner is currently a director of On Assignment, Inc., a leading nationwide provider of science professionals on temporary assignments to laboratories in the biotechnology, environmental, chemical, pharmaceutical, food and beverage and petrochemical industries, a member of the Board of Trustees of Prep for Prep, a charitable organization dedicated to providing preparatory education to disadvantaged children, and a trustee of the City Parks Foundation of New York.

          Donald T. Pascal has been a Managing Director of Noel since November 1991. Previously, Mr. Pascal served as a director of Noel from October 1989 until November 1991, and as a Vice President and Secretary of Noel from May 1988 until November 1991, when he became a Managing Director. He served as a Vice President of Prospect from March 1986 until February 1989. Prior to joining Prospect, Mr. Pascal worked in the venture capital operations of E. M. Warburg Pincus & Co., Inc. and for Strategic Planning Associates, a management consulting firm. Mr. Pascal has served as Chairman of the Board of Connectivity since May 1996. Mr. Pascal also serves as a director of Connectivity and as a director of Sylvan Inc. ("Sylvan"), a company which produces mushroom spawn and fresh mushrooms.

          Samuel F. Pryor, IV has been a Managing Director of Noel since November 1991. Previously, Mr. Pryor served as a director of Noel from October 1990 until November 1991. Mr. Pryor is also President, Chief Executive Officer and a director of Prospect. Mr. Pryor joined Prospect in 1986 as a Vice President, and served as Managing Director from 1988 until October 1991, when he became President of Prospect. Before joining Prospect, Mr. Pryor worked at the private banking firm of Brown Brothers Harriman & Co. from 1979 to 1986. Mr. Pryor is a director of HealthPlan Services, Carlyle and Illinois Central Corporation, a railroad holding company.

         Todd K. West has served as Vice President-Finance since August 1990, as Secretary since November 1991 and as Chief Financial Officer since January 27, 1993. Mr. West also served as Treasurer and Chief Financial Officer from August 1990 until November 1991. Mr. West joined Prospect in September 1988 and served as Assistant Vice President-Finance, Assistant Treasurer and Assistant Secretary from February 1989 until November 1990, when he became Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Prospect. Mr. West became a certified public accountant in 1987.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required is set forth under the captions "Management Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)

          (1) - (2)  Financial statements and financial statement schedules.
                     -------------------------------------------------------

                  The consolidated financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this annual report.

          (3)        Exhibits.

                  The exhibits listed on the accompanying Index of Exhibits are filed as part of this annual report.

(b)       Reports on Form 8-K.

          None

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NOEL GROUP, INC.

                                                     (Registrant)

                                                   By /s/ Stanley R. Rawn, Jr.
                                                     -------------------------
                                                     Stanley R. Rawn, Jr.
                                                     Chief Executive Officer

                                                   Date: April 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph S. DiMartino                                           April 15, 1997
-----------------------------------------------------
Joseph S. DiMartino
Chairman of the Board; Director

/s/ Stanley R. Rawn, Jr.                                          April 15, 1997
-----------------------------------------------------
Stanley R. Rawn, Jr.
Chief Executive Officer;
Director (Principal Executive Officer)

/s/ Todd K. West                                                  April 15, 1997
------------------------------------------------------
Todd K. West
Vice President-Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and
Principal Accounting Officer)

/s/ William L. Bennett                                            April 15, 1997
------------------------------------------------------
William L. Bennett
Director

/s/ Livio M. Borghese                                             April 15, 1997
----------------------------------------------------
Livio M. Borghese
Director

/s/ Vincent D. Farrell, Jr.                                       April 15, 1997
----------------------------------------------------
Vincent D. Farrell, Jr.
Director

/s/ Herbert M. Friedman                                           April 15, 1997
----------------------------------------------------
Herbert M. Friedman
Director

/s/ James K. Murray, Jr.                                          April 15, 1997
----------------------------------------------------
James K. Murray, Jr.
Director


/s/ James G. Niven                                                April 15, 1997
----------------------------------------------------
James G. Niven
Director

/s/ Samuel F. Pryor, III                                          April 15, 1997
----------------------------------------------------
Samuel F. Pryor, III
Director


/s/ James A. Stern                                                April 15, 1997
----------------------------------------------------
James A. Stern
Director

/s/ Edward T. Tokar                                               April 15, 1997
----------------------------------------------------
Edward T. Tokar
Director

                        NOEL GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          FINANCIAL STATEMENT SCHEDULES

                               Item 14(a)(1) - (2)

                                                                                Page Reference
                                                                                --------------
NOEL GROUP, INC. AND SUBSIDIARIES:

      Report of Independent Public Accountants                                          F-3

      Consolidated Balance Sheets
        December 31, 1996 and December 31, 1995                                         F-4

      Consolidated Statements of Operations
        For the Years Ended December 31, 1996, 1995 and 1994                            F-5

      Consolidated Statements of Cash Flows
        For the Years Ended December 31, 1996, 1995 and 1994                            F-6

      Consolidated Statements of Changes in
        Stockholders' Equity
        For the Years Ended December 31, 1996, 1995 and 1994                            F-8

      Notes to Consolidated Financial Statements                                        F-9

HEALTHPLAN SERVICES CORPORATION AND SUBSIDIARIES:

      Report of Independent Certified Public Accountants                               F-34

      Consolidated Balance Sheets
        December 31, 1996 and December 31, 1995                                        F-35

      Consolidated Statements of Operations
        For the year ended December 31, 1996, and December 31,
        1995 and for the period from Inception (October 1, 1994)
        through December 31, 1994                                                      F-36


      Consolidated Statements of Changes in
        Stockholders' Equity for the years ended
        December 31, 1996, December 31, 1995 and December 31, 1994

                                                                                       F-37

      Consolidated Statements of Cash Flows
        For the years ended December 31, 1996
        and December 31, 1995 and for the Period
        from Inception through December 31, 1994                                       F-38

      Notes to Consolidated Financial Statements                                       F-40

HEALTHPLAN SERVICES DIVISION

      Report of Independent Accountants                                                F-55

      Statement of Financial Position
        September 30, 1994                                                             F-56

      Statement of Income Nine-Month Period ended
        September 30, 1994                                                             F-57

      Statement of Cash Flows Nine-Month Period ended
       September 30, 1994                                                              F-58

      Notes to Financial Statements                                                    F-59

STAFFING RESOURCES, INC.

      Report of Independent Accountants                                                F-66

Financial statement schedules not included in this report have been omitted because they are not applicable.

Schedule
  No.
------
    II  Valuation and Qualifying Accounts
        For the Years Ended December 31, 1996, 1995 and 1994                            S-1



Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF NOEL GROUP, INC.

      We have audited the accompanying consolidated balance sheets of Noel Group, Inc., a Delaware corporation, and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of HealthPlan Services Corporation ("HPS"), the investment in which is reflected in the accompanying financial statements using the equity method of accounting in 1996 and 1995. The investment in HPS represents 18% and 14% of consolidated total assets as of December 31, 1996 and 1995, respectively, and the equity in its net loss is $.5 million for 1996. The equity in its net income is $3.4 million for 1995. In 1994, when HPS was a consolidated subsidiary of Noel Group Inc. (see Note 3), the financial statements of HPS reflect total assets and total revenues of 18% and 21%, respectively, of the consolidated totals. We also did not audit the financial statements of Staffing Resources, Inc. ("Staffing"), the investment in which is reflected in the accompanying financial statements using the equity method of accounting in 1996. The investment in Staffing represents 9% of consolidated total assets as of December 31, 1996 and the equity in its net loss is $1.2 million for 1996. The statements of HPS and Staffing were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for HPS in 1996, 1995 and 1994, and for Staffing in 1996 is based solely on the reports of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

      As described in Note 1 to the financial statements, the shareholders of Noel Group, Inc. approved a plan of liquidation and dissolution on March 19, 1997. As a result, the Company has changed its basis of accounting for periods subsequent to March 19, 1997, from the going-concern basis to the liquidation basis.

      In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Noel Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

April 3, 1997                                                Arthur Andersen LLP

                        NOEL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        1996                    1995
                                                                                        ----                    ----
                                                                                        (DOLLARS IN THOUSANDS EXCEPT
                                                                                                PAR VALUES)
                                                      ASSETS
CURRENT ASSETS:
       Cash and cash equivalents.......................................               $  1,117                $ 10,446
       Short-term investments..........................................                  8,983                  18,378
       Accounts receivable, less allowances
         of $3,718 and $2,867..........................................                 24,023                  21,111
       Inventories.....................................................                 34,157                  30,460
       Other current assets............................................                  4,232                   4,294
                                                                                         -----                   -----
       Total current assets............................................                 72,512                  84,689

Equity investments (Note 3)............................................                 68,026                  34,520
Other investments (Note 5).............................................                    639                  20,174
Property, plant and equipment, net (Note 6)............................                 37,671                  40,563
Intangible assets, net.................................................                 46,015                  44,562
Other assets...........................................................                  5,658                  15,249
                                                                                         -----                  ------
Total assets...........................................................               $230,521                $239,757
                                                                                      ========                ========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt
         (Note 7)......................................................                 $4,719                  $5,233
       Trade accounts payable..........................................                 13,226                  12,339
       Accrued compensation and benefits...............................                  5,567                   5,769
       Net liabilities of discontinued
         operations (Note 4)...........................................                  3,597                     793
       Other current liabilities.......................................                  8,417                  18,408
                                                                                         -----                  ------
       Total current liabilities.......................................                 35,526                  42,542

Long-term debt (Note 7)................................................                 60,983                  69,197
Other long-term liabilities............................................                 29,085                  28,913
Minority interest......................................................                  7,567                   6,185
                                                                                         -----                   -----
            Total liabilities..........................................                133,161                 146,837
                                                                                       -------                 -------

STOCKHOLDERS' EQUITY:  (NOTES 9 AND 10)
       Preferred stock, $.10 par value,
         2,000,000 shares authorized, none
         outstanding...................................................                     --                      --
       Common stock, $.10 par value, 48,000,000
         shares authorized, 20,222,642 and
         20,203,233 issued, respectively...............................                  2,022                   2,020
       Capital in excess of par value..................................                211,633                 204,466
       Accumulated deficit.............................................               (115,123)               (112,466)
       Cumulative translation adjustment...............................                   (481)                   (613)
       Treasury stock at cost, 34,937 and 11,000
         shares, respectively..........................................                   (691)                   (487)
                                                                                         -----                   -----
            Total stockholder's equity.................................                 97,360                  92,920
                                                                                        ------                  ------
            Total liabilities and stockholders' equity.................               $230,521                $239,757
                                                                                      ========                ========


The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                        1996                   1995                     1994
                                                        ----                   ----                     ----
                                                                    (DOLLARS IN THOUSANDS, EXCEPT
                                                                         PER SHARE AMOUNTS)
REVENUE ITEMS:
       Sales ....................................  $    189,325             $    181,709             $     93,888
       HealthPlan Services revenue from
         services ...............................          --                       --                     25,233
                                                   ------------             ------------             ------------
                                                        189,325                  181,709                  119,121
                                                   ------------             ------------             ------------

COST AND EXPENSE ITEMS:

       Cost of sales ............................       106,426                  105,318                   38,761
       HealthPlan Services costs of
         services ...............................          --                       --                     21,299
       Selling, general, administrative
         and other expenses .....................        69,246                   71,799                   68,993
       Impairment charge (Note 3) ...............          --                     29,155                     --
       Depreciation and amortization ............         4,459                    4,888                    2,799
                                                   ------------             ------------             ------------
                                                        180,131                  211,160                  131,852
                                                   ------------             ------------             ------------
Operating income (loss) .........................         9,194                  (29,451)                 (12,731)
                                                   ------------             ------------             ------------

OTHER INCOME (EXPENSE):

       Other income (Note 11) ...................           599                    6,703                    8,328
       Income (Loss) from equity
         investments ............................        (4,707)                   3,761                     (182)
       Interest expense .........................        (7,970)                  (7,801)                  (3,748)
       Minority interest ........................        (1,363)                  10,923                      575
                                                   ------------             ------------             ------------
                                                        (13,441)                  13,586                    4,973
                                                   ------------             ------------             ------------
Loss from continuing operations
  before income taxes ...........................        (4,247)                 (15,865)                  (7,758)
Benefit (Provision) for income taxes
  (Note 12) .....................................         1,142                      284                   (1,695)
                                                   ------------             ------------             ------------
Loss from continuing operations .................        (3,105)                 (15,581)                  (9,453)
Income (Loss) from discontinued
  operations (Note 4) ...........................           448                   (6,544)                  (7,614)
                                                   ------------             ------------             ------------
            Net loss ............................  $     (2,657)            $    (22,125)            $    (17,067)
                                                   ============             ============             ============

LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE FROM:

       Continuing operations ....................  $      (0.15)            $      (0.77)            $      (0.47)
       Discontinued operations ..................          0.02                    (0.33)                   (0.38)
                                                   ------------             ------------             ------------
            Net loss per common and
              common equivalent share ...........  $      (0.13)            $      (1.10)            $      (0.85)
                                                   ============             ============             ============
Weighted average common and common
  equivalent shares .............................    20,187,705               20,192,233               20,192,233
                                                   ============             ============             ============


The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                      1996           1995         1994
                                                                      ----           ----         ----
                                                                           (Dollars in thousands)
Cash Flows from Operating Activities:
       Net Loss ..................................................  $ (2,657)     $(22,125)     $(17,067)
Adjustments to reconcile net income
  to net cash provided from (used for)
  operating activities:

       (Income) Loss from equity
         investments .............................................     4,707        (3,761)          182
       Depreciation and amortization .............................     6,873         7,717         5,196
       Net gain (loss) on securities .............................        85        (5,533)       (5,203)
       Provisions for doubtful accounts
         and valuation of inventories ............................       (40)        1,554           599
       (Benefit) Provision for deferred
         income taxes ............................................     2,729          (674)          244
       (Gain) Loss on property and
         equipment ...............................................      (131)          418           105
       Minority interest, net ....................................     1,363       (10,923)         (513)
       Non-incentive stock option
         expense .................................................      --            --           4,853
       Impairment charge .........................................      --          29,155          --
       Accrued dividends .........................................      --            --          (2,217)
       (Income) Loss on disposal of
         discontinued operations .................................      (448)        5,234         5,915
       Other, net ................................................       530           889           555

Changes in certain assets and liabilities, net of acquisitions:

       Accounts receivable .......................................    (2,885)        2,160           137
       Inventories ...............................................    (1,101)        2,147        (1,284)
       Restricted cash ...........................................      --            --          (2,150)
       Trade accounts payable ....................................        53           491         3,282
       Accrued compensation and benefits .........................      (209)          221          (321)
       Other, net ................................................    (5,534)       (6,136)        1,933
Discontinued operations ..........................................    (1,331)        8,872          --
                                                                    --------      --------      --------
                 Total adjustments ...............................     4,661        31,831        11,313
                                                                    --------      --------      --------
Net cash provided from (used for)
  operating activities ...........................................     2,004         9,706        (5,754)
                                                                    --------      --------      --------

                                                  For the Years Ended December 31,
                                                  --------------------------------
                                                 1996            1995         1995
                                                 ----            ----         ----
                                                      (Dollars in thousands)
Cash Flows From Investing Activities:
       Payments for companies purchased,
         net of cash acquired ..............    (6,716)        (3,050)       (17,391)
       Cash of deconsolidated subsidiary ...      --           (4,303)          --
       Sales of short-term investments,
         net ...............................     9,399          3,845          7,395
       Purchases of marketable
         securities ........................      --             --             (840)
       Sales of marketable securities ......      --             --           14,415
       Purchases of investments ............    (8,084)       (11,105)       (11,976)
       Sales of investments ................      --              972          3,683
       Sales of discontinued operations ....     8,190         23,977            899
       Purchases of property, plant and
         equipment .........................    (4,313)        (4,857)        (1,804)
       Sales of property, plant
         and equipment .....................     2,175          1,724            328
       Other, net ..........................    (1,653)          (845)          (214)
                                             ---------      ---------      ---------
Net cash provided from (used for)
  investing activities .....................    (1,002)         6,358         (5,505)
                                             ---------      ---------      ---------

Cash Flows From Financing Activities:
       Borrowings from revolving credit
         line and long-term debt ...........   135,441        143,848        115,176
       Repayments of revolving credit
         line and long-term debt ...........  (144,528)      (154,950)      (119,568)
       Issuance of common stock, net .......      --               25         14,884
       Change in other long-term
         liabilities .......................    (1,287)        (3,012)          --
       Other, net ..........................       (95)          --             (708)
                                             ---------      ---------      ---------
Net cash provided from (used for)
  financing activities .....................   (10,469)       (14,089)         9,784
                                             ---------      ---------      ---------
Effect of exchange rates on cash ...........       138             22              8
                                             ---------      ---------      ---------
Net increase (decrease) in cash and
  cash equivalents .........................    (9,329)         1,997         (1,467)
Cash and cash equivalents at
  beginning of year ........................    10,446          8,449          9,916
                                             ---------      ---------      ---------
Cash and cash equivalents at end of
  year ..................................... $   1,117      $  10,446      $   8,449
                                             =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                           Common Stock              Capital in
                                                           ------------              Excess of         Accumulated
                                                      Shares          Amount         Par Value           Deficit
                                                      ------          ------         ---------           -------
Balance, January 1, 1994...........................   20,203          $2,020         $188,837           $(73,274)
Net loss...........................................       --              --               --            (17,067)
Distribution to stockholders (Note 9)..............       --              --             (708)                 --
Subsidiary stock transaction (Note 3)..............       --              --            2,424                  --
Unrealized holding gains...........................       --              --               --                  --
Cumulative translation adjustment..................       --              --               --                  --
Other..............................................       --              --             (837)                 --
                                                     -------          ------         --------           ---------

Balance, December 31, 1994.........................   20,203           2,020          189,716            (90,341)
Net loss...........................................       --              --               --            (22,125)
Subsidiary stock transaction (Note 3)..............       --              --           14,442                  --
Cumulative translation adjustment..................       --              --               --                  --
Other..............................................       --              --              308                  --
                                                     -------          ------         --------           ---------
Balance, December 31, 1995.........................   20,203           2,020          204,466           (112,466)
Net loss...........................................       --              --               --             (2,657)
Subsidiary stock transactions (Note 3).............       --              --            7,004                  --
Purchase of treasury stock.........................       --              --               --                  --
Issuance of common stock...........................       19               2              163                  --
Cumulative translation adjustment..................       --              --               --                  --
                                                     -------          ------         --------          ----------
Balance, December 31, 1996.........................   20,222          $2,022         $211,633          $(115,123)
                                                     =======          ======         ========          ==========


                                                      Unrealized       Cumulative
                                                       Holding         Translation          Treasury Stock          Stockholders'
                                                        Gains          Adjustment        Shares       Amount           Equity
                                                        -----          ----------        ------       ------           ------
Balance, January 1, 1994...........................    $6,592             $(566)          11         $(487)           $123,122
Net loss...........................................        --                --           --            --             (17,067)
Distribution to stockholders (Note 9)..............        --                --           --            --                (708)
Subsidiary stock transaction (Note 3)..............        --                --           --            --               2,424
Unrealized holding gains...........................    (6,592)               --           --            --              (6,592)
Cumulative translation adjustment..................        --               (73)          --            --                 (73)
Other..............................................        --                --           --            --                (837)
                                                      -------            ------          ---         -------           -------
Balance, December 31, 1994.........................         0              (639)          11          (487)            100,269
Net loss...........................................        --                --           --            --             (22,125)
Subsidiary stock transaction (Note 3)..............        --                --           --            --              14,442
Cumulative translation adjustment..................        --                26           --            --                  26
Other..............................................        --                --           --            --                 308
                                                      -------            ------          ---         -------           -------
Balance, December 31, 1995.........................         0              (613)          11          (487)             92,920
Net loss...........................................        --                --           --            --              (2,657)
Subsidiary stock transactions (Note 3).............        --                --           --            --               7,004
Purchase of treasury stock.........................        --                --           24          (204)               (204)
Issuance of common stock...........................        --                --           --            --                 165
Cumulative translation adjustment..................        --               132           --            --                 132
                                                      -------            ------          ---        ------             -------
Balance, December 31, 1996.........................        $0             $(481)         $35         $(691)            $97,360
                                                      =======            ======          ===        ======             =======


The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

     On March 19, 1997, the Shareholders of Noel Group, Inc.'s ("Noel") approved a Plan of Complete Liquidation and Dissolution (the "Plan") which had been adopted by Noel's Board of Directors on May 21, 1996. Under the Plan, Noel will be liquidated (i) by the sale of such of its assets as are not to be distributed in-kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata, and, if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders. Noel adopted the liquidation basis of accounting as of March 19, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:

     Prior to the approval of the Plan, Noel conducted its principal operations through small and medium-sized companies in which Noel held controlling or other significant equity interests. The 1994 financial statements have been restated to reflect Simmons Outdoor Corporation ("Simmons"), the home furnishings division of Carlyle Industries, Inc., formerly known as Belding Heminway Company, Inc. ("Carlyle"), Curtis Industries, Inc. ("Curtis") retail division and TDX Corporation ("TDX") as discontinued operations. See Note 4. In addition, the historical financial statements have been reclassified to conform with the current year's presentation.

Consolidation:

     The consolidated financial statements include the accounts of Noel and its subsidiaries, Carlyle, Curtis, and Lincoln Snacks Company ("Lincoln"), (collectively the "Company"), after the elimination of significant intercompany transactions. Carlyle is included in the consolidated statement of operations from January 1, 1995, following Noel's December 1994, exchange of Carlyle preferred stock and accrued dividends for 30% of Carlyle's common equity and maintenance of voting control through Noel's remaining holding of Carlyle's preferred stock.

     HealthPlan Services Corporation ("HPS"), which was acquired by Noel on September 30, 1994, is included in the 1994 consolidated financial statements. Following HPS' initial public offering on May 19, 1995 and Noel's simultaneous exchange of its entire holding of HPS preferred stock and accrued dividends into HPS common stock, Noel's voting interest in HPS dropped below 50%. Therefore, for the year ended December 31, 1995, HPS is accounted for under the equity method of accounting as if HPS had been an equity investment for all of 1995. Noel's equity in HPS' results for the years ended December 31, 1996 and 1995, is included in income (loss) from equity investments on the consolidated statements of operations.

Cash and Cash Equivalents and Short-term Investments:

     The Company considers all highly liquid investments with a maturity of three months or less, at the date of acquisition, to be cash equivalents. Carrying amounts of short-term investments approximate fair value.

Investments in Debt and Equity Securities:

     The Company's marketable securities and its other investments in equity securities that have readily determinable fair values are classified as available-for-sale securities. The equity method of accounting is used for (i) common equity investments in which the Company's voting interest is from 20% through 50%, (ii) for investments where Noel's voting interest is below 20% but Noel has the ability to exercise significant influence over an investee and
(iii) for limited partnership investments. The cost method of accounting is used for common equity investments in which the Company's voting interest is less than 20% for which fair values are not readily determinable and for which significant influence cannot be exercised. A non-temporary decline in the value of any equity or cost basis investment is expensed at the time such decline is identified.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Inventories:

          Inventories, net of reserves, consist of the following (dollars in thousands):

                                              December 31,
                                    ---------------------------
                                        1996             1995
                                    -----------        --------
  Raw materials and supplies           $ 7,189          $ 6,088
  Work in process                        4,201            6,033
  Finished goods                        22,767           18,339
                                      --------          -------
                                       $34,157          $30,460
                                      ========          =======


     Inventories are stated at lower of cost or market, determined principally by the FIFO method. At December 31, 1996 and 1995, inventories of $18,533,000 and $12,455,000, respectively, are valued by the LIFO method, and inventories of $5,905,000 are valued by the average cost method in 1995. If the FIFO method had been used, the stated amounts of inventories would not have been materially affected.

Property, Plant and Equipment:

         Property, plant and equipment are carried at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the related assets as follows:

         Machinery and equipment                      3 - 25 years
         Buildings and leasehold improvements         7 - 35 years
         Furniture and fixtures                       3 - 30 years

     Leasehold improvements are depreciated using the straight-line method over the lives of the related leases or their estimated useful lives, whichever are shorter. The cost of repairs and maintenance is charged to expense as incurred, while renewals and betterments are capitalized.

Intangible Assets:

     Intangible assets, primarily costs in excess of the fair value of net assets acquired, are being amortized using the straight-line method over periods ranging from 3 to 30 years. Intangible assets consist of the following (dollars in thousands):

                                         December 31,
                                   ----------------------
                                     1996          1995
                                     ----          ----
Goodwill                           $ 53,180      $ 49,680
Other                                   612           839
                                   --------      --------
                                     53,792        50,519
Less: Accumulated amortization       (7,777)       (5,957)
                                   --------      --------
                                   $ 46,015      $ 44,562
                                   ========      ========

     The realizability of goodwill is evaluated by segment. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("SFAS 121"), effective January 1, 1995. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

Minority Interest:

     Minority interest includes $4,193,000 and $2,741,000 related to redeemable preferred stock of subsidiaries at December 31, 1996 and 1995, respectively.

Financial Instruments:

     The carrying amount of the Company's financial instruments, for which it was practicable to determine fair value, approximates fair value.

Foreign Currency Translation:

     Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated at average exchange rates throughout the period. Adjustments resulting from translation are recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are recognized in the results of operations in the period incurred.

Revenue:

     Revenue from product sales is recorded at the time of shipment.

     HPS derives revenue from services and its revenue and expenses are shown as revenue from services and costs of services in the 1994 statement of operations. HPS recognizes contractual and service revenue ratably over contractual periods or as claims processing and administrative services are performed. Revenue collected in advance is recorded as deferred revenue and recognized when the related services are performed.

Other Income:

     Interest income is accrued and reported as earned only to the extent that management anticipates such amounts to be collectible. Accrued interest is evaluated periodically and an allowance for uncollectible interest income is established when necessary.

Loss Per Common and Common Equivalent Share:

     Loss per share is computed based on the weighted average number of shares of Noel Common Stock and dilutive equivalents outstanding during the respective periods. Fully diluted earnings per share have not been presented since the computation would be antidilutive.

3.   INVESTMENTS AND ACQUISITIONS

Ferrovia Novoeste, S.A.

     On March 5, 1996, a consortium led by Noel and Chase Capital Partners, formerly Chemical Venture Partners, purchased by auction the concession for the Brazilian federal railroad's western network for approximately $63.6 million. The purchase of the network consists of a 30-year concession and a lease of the federal railroad's equipment. Noel invested $8.0 million for approximately 34% of the concession holder, Ferrovia Novoeste, S.A., ("Novoeste"), which began operating the railroad on July 1, 1996. Noel's share of Novoeste's loss for the period ended December 31, 1996 is $3,066,000.

     Summarized financial information for Novoeste is as follows (dollars in thousands):

                                                December 31,
                                                   1996
                                                   ----
         Current assets                          $ 4,999
         Noncurrent assets                       $71,652
         Current liabilities                     $ 3,178
         Noncurrent liabilities                  $61,311

                                             Six Months Ended
                                             December 31, 1996
                                             -----------------
         Revenue from services                   $17,498
         Operating costs and expenses            $19,959
         Net loss                                $(7,350)


Staffing Resources, Inc.

         On July 31, 1995, Noel received 1,026,104 shares of common stock of Staffing Resources, Inc. ("Staffing") as payment for its $8,190,000 face value subordinated note from Brae Group, Inc. ("Brae Note"), plus accrued interest of $3,097,000. Noel recognized a gain of $6,598,000 on the payment of the Brae Note.

         On November 15, 1995, Noel purchased an additional 1,000,000 shares of Staffing common stock for $11,000,000 in a private placement offering.

         Staffing was recorded as a cost basis investment at December 31, 1995. During 1996, Noel began accounting for Staffing under the equity method of accounting and recorded an equity loss of $1,174,000 representing its share of Staffing's losses from July 31, 1995, the date of Noel's acquisition of the Staffing shares, through December 31, 1996. Staffing issued additional common shares in 1996 and 1995, diluting Noel's common ownership percentage to approximately 16%. These share issuances were recorded as subsidiary stock transactions by Noel with an increase of $1,199,000, net of taxes of $618,000, recorded directly to capital in excess of par value in 1996.

         Summarized financial information for Staffing is as follows (dollars in thousands):

                                                December 31,
                                                    1996
                                                    ----
         Current assets                          $ 43,714
         Noncurrent assets                       $140,514
         Current liabilities                     $ 25,220
         Noncurrent liabilities                  $ 69,340

                                          Year Ended December 31,
                                                   1996
                                                   ----
         Revenue from services                   $300,898
         Operating costs and expenses            $296,908
         Net income (loss)                       $ (1,758)


         Staffing is a provider of staffing services to businesses in various industries in the Mid-Atlantic, Southwest, Southeast and Rocky Mountain regions of the United States.

HealthPlan Services Corporation

         Pursuant to a Stock Purchase Agreement dated September 2, 1994, by and among The Dun & Bradstreet Corporation, its wholly-owned subsidiary Dun & Bradstreet Plan Services, Inc., Noel, HPS, formerly GMS Acquisition Company, and certain other investors, HPS purchased all of the outstanding stock of HealthPlan Services, Inc. for a cash purchase price of $19,000,000, excluding $1,309,000 of related expenses, and the assumption of designated liabilities. Noel and other investors capitalized HPS with $20,000,000 and arranged a $20,000,000 line of credit to support working capital requirements.

         The acquisition was accounted for as a purchase. The excess of the allocated purchase price over the fair value of the net tangible assets acquired, $30,730,000 was recorded as goodwill and is being amortized over a 25 year period.

         On May 19, 1995, HPS completed an initial public offering of 4,025,000 newly issued common shares, raising net proceeds of $50,806,000. Following HPS' initial public offering and Noel's exchange of its entire holding of HPS preferred stock and accrued dividends into common equity, Noel's common equity ownership percentage of HPS decreased from approximately 58% to approximately 42%. The offering was recorded as a subsidiary stock transaction by Noel with an increase of $14,421,000, net of taxes of $1,012,000, recorded directly to capital in excess of par value. Following Noel's exchange of its holding of HPS preferred stock, Noel's holding of HPS common stock increased to 5,595,846 shares.

         During 1996, Noel's ownership percentage of HPS was further diluted to approximately 37% when HPS issued 1,561,067 common shares related to the acquisition of two new operating units. These and other share issuances were also recorded as subsidiary stock transactions by Noel, with an increase of $5,792,000, net of taxes of $2,984,000, recorded directly to capital in excess of par value.

         On February 7, 1997, Noel sold 1,320,000 shares of HPS.  See Note 19.

         Summarized financial information for HPS is as follows (dollars in thousands):

                                             December 31,
                                          1996          1995
                                          ----          ----
         Current assets                 $ 46,495     $ 53,116
         Noncurrent assets              $198,206     $ 59,551
         Current liabilities            $ 73,424     $ 30,103
         Noncurrent liabilities         $ 62,494     $  1,598

                                        Year Ended December 31,
                                          1996         1995
                                          ----         ----
         Revenue from services          $191,493     $ 98,187
         Operating costs and expenses   $199,314     $ 84,550
         Net income (loss)              $ (6,716)    $  9,535

     After performing a review for impairment of long-lived assets related to each of HPS' acquired businesses and applying the principles of measurement contained in FASB 121, HPS recorded a charge against earnings of $13,700,000 in the third quarter of 1996, representing approximately 7.6% of HPS' pre-charge goodwill. This charge was attributable to impairment of goodwill recorded on the acquisitions made in 1995. Any further significant declines in HPS' projected net cash flows, with respect to such acquisitions, may result in additional write-downs of remaining goodwill.

     Starting in 1994, HPS pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995 and 1996, in North Carolina, Kentucky, and Washington. HPS incurred substantial expenses in connection with the start-up of these contracts, and, to date, the alliance business has been unprofitable. HPS recorded a pre-tax charge related to these contracts in the amount of $2,600,000 in the third quarter of 1996 resulting from increased costs and lower than anticipated revenues in Florida and North Carolina. In Florida, HPS is negotiating a new contract which is scheduled to commence in 1997.

     In the third quarter of 1996, HPS recorded a charge of $1,400,000 to reflect the cost of exiting certain excess office space and terminating employees.

     HPS is a leading provider of marketing, administrative and risk management services and solutions for benefit programs. HPS' clients include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

Carlyle Industries, Inc.

     On July 21, 1993, BH Acquisition Corporation ("BH Acquisition"), a wholly owned subsidiary of Noel, concluded a tender offer (the "Offer") for the outstanding common stock of Carlyle at $30.25 per share in cash. Following the Offer, on October 29, 1993, BH Acquisition owned 72.8% of the outstanding shares and was merged with and into Carlyle (the "Merger"). The Offer and the Merger are referred to together as the "Acquisition".

     The Acquisition was financed by a $41,500,000 equity contribution from Noel and by borrowings from a group of banks. The total purchase price including banking, advisory and other fees, and shares acquired following the Offer was approximately $64,500,000.

     The acquisition was accounted for as a purchase. The excess of the allocated purchase price over the fair value of the net tangible assets acquired, $40,000,000, was recorded as goodwill and is being amortized over a 30 year period.

     In February 1994, Noel spun off its entire common equity interest in the recapitalized Carlyle to Noel stockholders at a rate of .175434 new Carlyle share for every Noel share held. Pursuant to the accounting rules for spin-offs, no gain was recognized.

     In December 1994, Noel exchanged $18,813,000 of preferred stock and $3,216,000 of accrued dividends for 30% of Carlyle's outstanding common stock. Noel retained voting control through its remaining holding of Carlyle preferred stock. Because Noel had both a substantial common equity interest and voting control of Carlyle as of December 31, 1994, Carlyle was consolidated as of that date. In 1994, Noel recognized a loss of $3,912,000 on the preferred stock exchange and recorded preferred dividend income of $2,217,000 through the date of the exchange.

     During 1995, Carlyle's thread division results were substantially below historical levels and the levels expected when Carlyle was acquired in 1993. Based on this performance and projected future levels of operations, Carlyle's management determined that certain assets were impaired and recorded an impairment charge of $25,000,000. This charge represents a write-off of goodwill of $17,400,000, a charge of $6,400,000 to adjust the book value of assets to their December 1995 fair value and other related charges of $1,200,000. Noel also recorded a charge of $4,155,000 to write off its goodwill related to Carlyle's thread division.

     In July 1996, Carlyle completed the sale of its home furnishing division. See Note 4. In December 1996, Carlyle announced an agreement to sell the assets of its thread division. See Note 19.

     Carlyle distributes a line of home sewing and craft products, principally buttons.

Curtis Industries, Inc.

     On August 17, 1992, Noel purchased newly-issued equity securities of Curtis for $15,000,000 for approximately 65% of Curtis' equity. The acquisition was accounted for as a purchase. The excess of the allocated purchase price over the fair value of the net tangible assets acquired, $17,592,000, was recorded as goodwill and is being amortized over a 30 year period. On November 13, 1995, Curtis sold its retail division to SDI Operating Partners, LP, ("SDI") in order to focus on its automotive and industrial division. See Note 4.

     In May, 1996, Curtis acquired certain assets of the Mechanics Choice business of Avnet, Inc. for approximately $6,600,000. Mechanics choice is a distributor, selling industrial maintenance and repair operations products similar to the existing product line Curtis offers. The acquisition was accounted for as a purchase by Curtis. The excess of the allocated purchase price over the fair value of net tangible assets acquired, $2,900,000 was recorded as goodwill and is being amortized over a 20 year period.

     Curtis  is  a  national   distributor  of  fasteners,   security  products,
chemicals, automotive replacement parts, fittings and connectors, tools and hardware.

Lincoln Snacks Company

     On August 31, 1992, Lincoln purchased certain assets of the Lincoln Snack Company, a division of Sandoz Nutrition Corporation ("Sandoz"). The purchase price, which was paid in cash, was $13,000,000, including expenses. The acquisition was accounted for as a purchase. The excess of the allocated purchase price over the fair value of the net tangible assets acquired, $3,528,000, was recorded as goodwill and is being amortized over a 30 year period.

     On January 14, 1994, Lincoln completed an initial public offering of 2,472,500 shares of newly issued common stock which raised $9,593,000 for Lincoln, net of expenses. At the time of the offering, Noel converted its entire holding of shares of Lincoln preferred stock and accrued dividends for 1,728,755 shares of Lincoln common stock. Noel's interest in Lincoln's common equity was approximately 58% following the offering. The offering was recorded as a subsidiary stock transaction by Noel, with an increase of $2,438,000 recorded directly to capital in excess of par value.

     Lincoln is one of the leading manufacturers and marketers in the United States and Canada of caramelized pre-popped popcorn with a product line that includes Poppycock'r', Fiddle Faddle'r', and Screaming Yellow Zonkers'r'. On July 17, 1995, an exclusive distribution agreement with the Planters Company, an operating unit of Nabisco, Inc., commenced for the sale and distribution of Fiddle Faddle and Screaming Yellow Zonkers in the United States. On February 28, 1997, this agreement was amended, extending the term until December 31, 1997, at which time the distribution arrangement will terminate. Also, under the amendment, Lincoln will resume sales and distribution of Screaming Yellow Zonkers on May 1, 1997. Although the amendment and extension contain provisions designed to effect a smooth transfer of the distribution business back to Lincoln, there can be no assurance that this will be the case.

4.   DISCONTINUED OPERATIONS

     The historical financial statements have been restated to reflect Simmons, Carlyle's home furnishings division, Curtis' retail division and TDX as discontinued operations.

     As a result of Carlyle's decision to divest its home furnishings operations, Carlyle recorded an estimated loss on disposal of $18,000,000, net of income tax benefit, including $7,599,000 of goodwill write-off, in the fourth quarter of 1995. Noel recorded a charge of $1,813,000 to write off its goodwill related to Carlyle's home furnishings division. These charges, the related minority interest benefit of $8,584,000 and Carlyle's best estimate of the amounts to be realized on the sale of its home furnishings division were included in discontinued operations in the 1995 statement of operations. On July 31, 1996, Carlyle completed the sale of the division. Proceeds received on the sale, adjusted for closing costs and changes in the net asset value of the division subsequent to the contract date totaling $8,200,000 were used to repay outstanding bank indebtedness. This division had sales of approximately
$19,200,000 and $30,084,000 for the period ended July 31, 1996 and the year ended December 31, 1995, respectively.

     On December 19, 1995, S.O.C. Corporation, a wholly-owned subsidiary of Blount Inc., completed a $10.40 per share cash tender offer for the outstanding shares of common stock of Simmons. Pursuant to the tender offer, Noel sold 1,666,163 shares for $17,328,000. Simmons had revenue of $40,857,000 through December 19, 1995, and revenue of $51,977,000 for the year ended December 31, 1994. Simmons imports, distributes and markets optical products for the sporting goods industry in the United States and Canada, including riflescopes, binoculars and telescopes.

     On November 13, 1995, Curtis sold its retail division to SDI for $7,200,000 and no gain or loss was realized on this sale. Retail sales for the period ended November 13, 1995, were $13,937,000, and were $19,412,000 for the year ended December 31, 1994.

     In December 1995, Noel's Board of Directors authorized the sale of Noel's holding of TDX common stock. TDX had revenue of approximately $5,110,000, $6,700,000 and $3,143,000 during 1996, 1995 and 1994, respectively, and had a net loss of approximately $501,000 during 1996. Noel expects to sell TDX during 1997.

     The remaining net liabilities of Carlyle's home furnishings division at December 31, 1996, of $3,597,000 and the liabilities of this division net of the expected sales proceeds at December 31, 1995, of $793,000 have been segregated in the consolidated balance sheets. The net assets of TDX in 1996 of $268,000 and TDX and Curtis' retail division totaling $779,000 in 1995 are included in other assets at December 31, 1996 and 1995.

     The components of loss from discontinued operations are as follows (dollars in thousands):

                                                      Years Ended December 31,
                                                      ------------------------
                                                1996             1995               1994
                                                ----             ----               ----
Income (Loss) from operations:
     Simmons                                   $     -            $  832           $  4,935
     Carlyle                                         -                46                  -
     Curtis                                          -            (1,489)            (1,095)
     TDX                                             -              (306)            (3,882)
                                             ---------         ---------           --------
                                                     -              (917)               (42)
     Less:   Income tax provision                    -              (393)            (1,657)
                                             ---------         ---------           --------
                                              $      -          $ (1,310)         $  (1,699)
                                             =========         =========           ========



Income (Loss) on disposal:
     Simmons                                   $     -         $   7,026        $         -
     Carlyle                                       709           (14,819)                 -
     TDX                                            -               (379)            (5,915)
                                             ---------         ---------           --------
                                                   709            (8,172)            (5,915)
     Add:  Income tax (provision)
         benefit                                  (261)            2,938                  -
                                             ---------         ---------           --------
                                             $     448         $  (5,234)          $ (5,915)
                                             =========         =========           ========


     The 1994 loss on disposal relates to TDX's 1994 decision to dispose of two of its subsidiaries. In September 1994, substantially all of the operations of TDX's subsidiary Safe Way Disposal Systems, Inc. ("Safe Way"), a regional medical waste disposal company, were sold to a third party. Noel's portion of the estimated losses of Safe Way was $2,230,000. The operations of another TDX subsidiary, Transactional Media, Inc. ("TMI"), an infomercial company, were also discontinued during 1994. In connection with this discontinuance, Noel recorded a charge of $3,685,000 to adjust the carrying value of its investment to estimated realizable value.

5.   OTHER INVESTMENTS

     Other investments at December 31, 1995, were primarily Noel's holding of Staffing as described in Note 3.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (dollars in thousands):

                                                       December 31,
                                               --------------------------
                                                   1996            1995
                                                   ----            ----
      Land                                     $     2,157     $    3,536
      Buildings and leasehold improvements          20,330         20,015
      Machinery and equipment                       27,816         27,469
      Furniture and fixtures                           170            446
                                               -----------     ----------
                                                    50,473         51,466
      Less:  Accumulated depreciation              (12,802)       (10,903)
                                               -----------     ----------
                                               $    37,671     $   40,563
                                               ===========     ==========

7.   LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                                      December 31,
                                                             ----------------------------
                                                                 1996              1995
                                                             -----------       ----------
Carlyle senior bank facilities                               $    36,929       $   46,100
Carlyle Connecticut Development Authority note payable,
    5%, due 1999                                                      65               87
Curtis note payable on equipment purchase, 9 1/2%, due 1997           71             -
Curtis revolving line of credit, LIBOR plus 3% or prime
    plus 1%, due 1999                                              7,898            3,602
Curtis senior secured subordinated notes, 12%, due 1999           12,000           12,000
Curtis subordinated debentures, 13 1/8%, due 2002                  9,189            9,189
Curtis Delaware Industrial Revenue Bond, variable rate,
    due 2003                                                        -               1,000
Curtis note payable on leasehold improvement, 10% due 2006           491             -
Lincoln term loan,  prime plus 1 3/4% or
    a Eurodollar rate plus 3 1/4%, due 1997                          450            1,509
Capital lease obligations                                            276            2,968
                                                             -----------       ----------
                                                                  67,369           76,455
Less:
Current portion                                                   (4,719)          (5,233)
Unamortized discount                                              (1,667)          (2,025)
                                                             -----------       ----------
                                                             $    60,983       $   69,197
                                                             ===========       ==========

     On December 30, 1996, Carlyle entered into a new credit facility in the aggregate amount of $42,000,000, consisting of two term loans aggregating $22,000,000 and a $20,000,000 revolving credit facility. The term loans bear interest, at Carlyle's option, at prime plus 1.5% or LIBOR plus 3.5% on the first $14,000,000 borrowed ("Term Loan A") and prime plus 1.75% or LIBOR plus 3.75% on the remaining $8,000,000 in borrowings ("Term Loan B"). The revolving loan bears interest, at Carlyle's option, at prime plus 1.25% or LIBOR plus 3.25%.

     Loans outstanding as of December 31, 1996, under Term Loan B total $8,000,000 and are repayable in consecutive quarterly installments of $1,000,000 each beginning March 31, 1997. Loans outstanding under Term Loan A total $14,000,000 and are repayable in consecutive quarterly installments of $1,000,000 beginning March 31, 1999 through December 31, 2000 and consecutive quarterly installments of $1,500,000 from December 31, 2001, to December 30, 2001.

     The senior bank facilities are secured by a first priority lien or security interest in substantially all the assets of Carlyle. The senior bank facilities contain representations and warranties, covenants and events of default customary for credit facilities of this nature. Such customary covenants include restrictions on the ability to borrow more debt, acquire other companies, pay dividends, and the use of proceeds from the sale of assets. Carlyle must maintain certain current asset and debt to equity ratios. In addition, Carlyle must meet certain coverage tests related to interest and cash flow. The Loan and Security Agreement also provides that it shall be an event of default if, prior to December 31, 1997, Noel ceases to control at least 35% of the voting stock of Carlyle as a result of Noel's "private sale" (as defined) of shares of preferred stock of Carlyle without the consent of the lenders (which consent may be withheld only under certain circumstances). The term "private sale" does not include any distribution by Noel of preferred stock or common stock of Carlyle to Noel's stockholders or the redemption by Carlyle of such shares pursuant to the terms of Carlyle's Restated Certificate of Incorporation.

     In 1996, Curtis entered into a new credit facility which provides for a revolving line of credit which aggregates up to a maximum principal amount of $15,000,000. At December 31, 1996, based on available collateral, $7,102,000 was available under the line of credit. A fee of 3/8% per annum is required on the unused portion of the revolving credit commitment. The credit agreement is secured by substantially all of the assets of Curtis and contains financial and other covenants and ratios. At December 28, 1996, Curtis was in violation of a covenant limiting capital expenditures, for which it received a waiver. Curtis was in compliance with all other loan covenants. Included in the agreement is a provision for the issuance of letters of credit up to a maximum of $2,000,000. There were no letters of credit outstanding at December 31, 1996. Curtis' subordinated debentures are redeemable at the option of Curtis.

     The Lincoln term loan bears interest at a variable rate which was 8.65% at December 31, 1996, and is expected to be repaid in 1997.

     The carrying amount of long-term debt, for which it was practicable to determine fair value, approximates fair value at December 31, 1996. At December 31, 1996, long-term debt, including capital leases, matures as follows (dollars in thousands):

           1997                             $ 4,719
           1998                               4,106
           1999                              24,014
           2000                               4,067
           2001                              20,974
           Thereafter                         9,489
                                            -------
                                            $67,369
                                            =======


8.   LEASES

     At December 31, 1996, the Company's minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands):

           1997                             $ 2,178
           1998                               1,899
           1999                               1,130
           2000                               1,023
           2001                                 953
           Thereafter                         5,094
                                            -------
                                            $12,277
                                            =======

     The Company's rent expense for the years ended December 31, 1996, 1995 and 1994 was $2,438,000, $2,789,000, and $2,468,000, respectively. Noel has a sublease with a company with certain executive officers who are also executive officers of Noel for certain office space currently used by Noel.

9.   STOCKHOLDERS' EQUITY

Preferred Stock:

     Noel is authorized to issue 2,000,000 shares of Preferred Stock. Noel's Certificate of Incorporation provides that the Board of Directors of Noel, without stockholder approval, has the authority to issue Preferred Stock from time to time in series and to fix the designation, powers (including voting powers, if any), preferences and relative, participating, conversion, optional, and other special rights, and the qualifications, limitations, and restrictions of each series.

Distributions:

     In 1994, 1993 and 1992, Noel made distributions of certain common equity holdings to its stockholders (the "Distributions"). On February 28, 1994, Noel distributed to Noel stockholders substantially all of Noel's holdings in Carlyle common stock. On December 6, 1993, Noel distributed to Noel stockholders substantially all of Noel's holdings in Sylvan Inc. ("Sylvan"). On September 21, 1992, Noel distributed to Noel stockholders substantially all of Noel's holdings in Global Natural Resources Inc. ("Global"), Garnet Resources Corporation ("Garnet") and VISX, Incorporated ("VISX").

     For financial accounting purposes, the Distributions have been treated as common stock dividends recorded at the book values of the shares distributed, which were $708,000, $9,124,000 and $22,329,000 in 1994, 1993 and 1992,
respectively, and deducted from capital in excess of par value. The excesses of the fair values of the shares distributed over their book values on the date of distribution, $2,620,000 and $30,760,000, in 1993 and 1992, respectively, were not reflected as income in the Company's financial statements in accordance with the financial accounting requirements for the spin-off of equity basis affiliates. The fair value of the Carlyle shares distributed approximated their book value on the date of their distribution in 1994.

     The fair market value on the date of distribution of one share of common stock of Carlyle, Sylvan, Global, Garnet and VISX was $.20, $8.375, $6.56, $4.92 and $9.57, respectively. The value of the Distributions per Noel share was $.035, $.58 and $2.63, in 1994, 1993 and 1992, respectively. The Distributions were classified for tax purposes as a dividend in 1994 and as returns of capital to Noel stockholders in 1993 and 1992.

10.  STOCK BASED COMPENSATION

     In the first quarter of 1995, Noel issued a total of 1,120,000 warrants to certain Noel officers. Each warrant represents the right to purchase one share of Noel Common Stock. Warrants were issued to purchase 800,000 and 320,000 shares at $5.00 and $5.625 per share, respectively, the trading price of Noel Common Stock on the date that the warrants were granted. The weighted average grant-date fair value of these warrants was $2.01 and $2.22, respectively, using the Black-Scholes option-pricing model with risk-free interest rates of 7.8% and 7.04%, respectively, expected lives of 3 years, expected volatility of 48%, and no expected dividends. The warrants vest 50% at issuance, 75% after one year and 100% after two years and expire ten years after the date of grant. The warrants are 75% vested and have not been exercised as of December 31, 1996.

     Noel adopted a stock option plan in 1988 (as amended, the "1988 Plan") and in 1995 (the "1995 Plan"; and together with the 1988 Plan, the "Employee Plans", each being an Employee Plan), providing for the grant of options to purchase up to an aggregate of 2,000,000 shares and 1,000,000 shares, respectively, of Noel's Common Stock. Options under the Employee Plans may be granted to employees of Noel and its subsidiaries, including officers who are directors, and any other persons who perform substantial services for or on behalf of Noel, or any of its subsidiaries, affiliates or any entity in which Noel has an interest. Each option granted under either Employee Plan terminates no later than ten years from the date of grant. Options issued under either Employee Plan may be either incentive options or non-incentive options.

     To date, non-incentive options have been granted under the 1988 Plan at the fair market value on the date of grant. No options have been granted under the 1995 Plan. Non-incentive options previously granted to employees under the 1988 Plan generally vest over a four-year period, so that 20% of the option is exercisable immediately and an additional 20% of the option becomes exercisable on each of the first four anniversaries of the date of grant. Non-incentive options previously granted to non-employees under the 1988 Plan generally vest immediately. Non-incentive options previously granted under the 1988 Plan generally terminate ten years after the date of grant or, in the case of employees, one year after the termination of the status with Noel which qualified the option holder to receive such option, if earlier.

     Incentive options granted under either Employee Plan may only be exercised while an option holder is employed by Noel or one of its subsidiaries or within three months after the termination of employment, to the extent that the right to exercise such incentive option had accrued at the time of termination. The terms of incentive options, none of which has been granted under either Employee Plan, are subject to additional restrictions.

     In 1995, Noel adopted a non-employee directors' stock option plan (the "Directors' Plan"), providing for the grant of non-incentive options to purchase an aggregate of 50,000 shares of Noel Common Stock to directors who are not employees of Noel. Under the Directors' Plan each non-employee director serving as a director immediately following the 1995 Annual Meeting of Shareholders, who had not previously been granted an option to purchase Noel Common Stock under any of Noel's stock option plans, was granted a fully vested option to purchase 8,334 shares of Common Stock at an exercise price per share equal to the fair market value on the date of shareholder approval of the plan (the "Plan Approval Date"). Every individual who becomes a director after the Plan Approval Date, who has not previously been granted options to purchase shares of Common Stock under any of Noel's stock option plans and who is not an employee of Noel, shall be granted a vested option to purchase 8,334 shares of Noel Common Stock, to have an exercise price equal to the fair market value on the date of grant. Each option granted under the Directors' Plan terminates no later than 10 years from the date of grant.

     The outstanding options expire in 1999-2005. Share and price information for the 1988 Plan, the 1995 Plan and the Directors' Plan is as follows:



                                                     Number of       Option Price    Weighted Average
                                                       Shares          per Share      Exercise Price
                                                       ------          ---------      --------------
     Outstanding, January 1, 1994                     1,869,459     $5.50 - $45.00        $8.494

        Redeemed                                          8,334              8.355         8.355

     Outstanding, December 31, 1994                   1,861,125       5.50 - 45.00         8.470

        Granted                                         116,668       5.25 - 6.875         5.366

     Outstanding, December 31, 1995                   1,977,793       5.25 - 45.00         8.289

        Exercised                                       (24,352)             8.355         8.355

     Outstanding, December 31, 1996                   1,953,441       5.25 - 45.00         8.289

     Available for grant, December 31, 1996           1,072,207

      The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                                                     Weighted
                               Number                 Average          Weighted            Number            Weighted
      Range of             Outstanding at            Remaining         Average         Exercisable at        Average
   Exercise Prices            12/31/96           Contractual Life   Exercise Price        12/31/96        Exercise Price
   ---------------         --------------        ----------------   --------------     --------------     --------------
               $45.00          5,556                 3 years           $45.00              5,556            $45.00

        5.25 to 7.125        133,336                 8 years            5.531             73,336             5.761

                8.355      1,797,881                 5 years            8.355          1,797,881             8.355

                11.00         16,668                 6 years            11.00             16,668             11.00
                         -----------                                                 -----------
                           1,953,441                                                   1,893,441


     In connection with the 1993 and 1992 Distributions, Noel retained shares of the distributees to give to the 1988 Plan option holders upon the exercise of options granted prior to the Distributions. Accordingly, the option exercise prices were not adjusted for the Distributions. In February 1994, the retained shares of common stock were unstapled from the options and sold, recognizing a $8,476,000 capital gain. Upon exercise, Option holders with options outstanding at the time of the Distributions will therefore receive cash, representing the value of the distributed shares sold, along with Noel shares. Noel recorded both a long-term liability and an expense in the amount of $4,853,000 representing the value of the outstanding options on the new measurement date. This liability is valued at $4,784,000 at December 31, 1996.

     Noel applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation expense for 1996 and 1995 option and warrant grants of Noel have been determined consistent with FASB Statement No. 123 "Accounting for Stock Based Compensation"("SFAS 123"), net loss and net loss per common share for 1996 and 1995 would approximate the pro forma amounts below (dollars in thousands, except per share amounts):

                                             1996                          1995
                                 As Reported      Pro Forma       As Reported     Pro Forma
Net loss                           $(2,657)        $(3,040)        $(22,125)       $(22,891)
                                   =======         =======         ========        ========
Net loss per common
  and common equivalent
  share                             $(0.13)         $(0.15)          $(1.10)         $(1.13)
                                   =======         =======         ========        ========


     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

11.  OTHER INCOME (EXPENSE)

     Other income consists of the following (dollars in thousands):

                                                               Years Ended December 31,
                                                      -----------------------------------------
                                                          1996             1995           1994
                                                          ----             ----           ----
  Interest income                                     $       856      $    1,148    $    1,621
  Gain (Loss) on sale of marketable securities                -            (1,052)        9,017
  Gain (Loss) on sale of non-marketable securities            (85)          6,657        (3,813)
  Dividend income                                             -                10         2,217
  Other                                                      (172)            (60)         (714)
                                                      -----------      ----------        ------
                                                      $       599      $    6,703        $8,328
                                                      ===========      ==========        ======

     Income (Loss) from equity investments includes a loss of $500,000 in 1996 and income of $3,371,000 in 1995 related to Noel's investment in HPS, and losses of $1,174,000 and $3,066,000 in 1996 related to Noel's investments in Staffing and Novoeste, respectively.

12.  INCOME TAXES

     The components of the benefit (provision) for income taxes are as follows (dollars in thousands):

                                              Years Ended December 31,
                                         ---------------------------------
                                            1996      1995        1994
  Current tax benefit (expense):

         Federal                          $ 4,063      $  -      $(1,105)
         State                               (195)      (375)       (223)
         Foreign                              (63)       (15)       (123)
                                          -------      -----     -------
                                          $ 3,805      $(390)    $(1,451)
                                          =======      =====     =======

  Deferred tax benefit (expense):

         Federal                          $(2,484)     $ 681     $  (216)
         State                               (179)        (7)        (28)
                                          -------      -----     -------
                                          $(2,663)     $ 674     $  (244)
                                          =======      =====     =======

  A reconciliation of the Company's income tax benefit (provision) and the amount computed by applying the statutory tax rate of 34% to loss before income taxes is as follows (dollars in thousands):

                                                   Years  Ended December 31,
                                                 ----------------------------
                                                  1996        1995      1994
                                                  ----        ----      ----
  Tax benefit (provision) at statutory rates     $1,444    $ 5,394    $ 2,638
  State and local, net of Federal benefit          (231)      (257)      (245)
  Minority interest                                (463)     3,714        195
  Reversal of prior valuation allowances              -        904          -
  Losses generating no current benefit                -       (820)    (3,806)
  Amortization and write-off of excess
     purchase costs                                (485)    (8,703)      (237)
  Benefit from book loss carryforward               879          -          -
  Other                                              (2)        52       (240)
                                                 ------    -------    -------
  Benefit (Provision) for income taxes           $1,142    $   284    $(1,695)
                                                 ======    =======    =======

Significant components of the Company's net deferred income tax assets and liabilities are as follows (dollars in thousands):

                                                December 31,
                                         -----------------------
                                            1996         1995
                                            ----         ----
Accounts receivable allowances           $  1,201      $    959
Inventories valuation differences             (63)          420
Accruals                                    2,799         3,788
Depreciation and amortization              (6,272)       (6,068)
Investments                                (3,325)       (1,201)
Deferred compensation and benefits          6,104         7,428
Loss on discontinued operations               264         6,658
Tax net operating loss carryforwards       20,148        17,320
Other                                       2,337         1,931
                                         --------      --------
Subtotal                                   23,193        31,235
Valuation allowance                       (20,813)      (22,419)
                                         --------      --------
                                         $  2,380      $  8,816
                                         ========      ========

The deferred tax assets and liabilities include the following (dollars in thousands):

                                          December 31,
                                     -----------------------
                                       1996          1995
                                       ----          ----
Current deferred tax asset           $  4,153      $  2,906
Valuation allowance                    (2,180)       (2,593)
                                                   --------
Net current deferred tax asset       $  1,973      $    313
                                     ========      ========
Long-term deferred tax asset         $ 19,755      $ 29,341
Valuation allowance                   (19,030)      (19,826)
                                     --------      --------
Net long-term deferred tax asset     $    725      $  9,515
                                     ========      ========
Long-term deferred tax liability     $ (1,860)     $ (1,012)
Valuation allowance                      --            --
                                     --------      --------
                                     $ (1,860)     $ (1,012)
                                     ========      ========


      Lincoln and Curtis recorded a valuation allowance equal to 100% of their net deferred tax assets based upon their historical losses and significant net operating loss carryforwards. Noel recorded a valuation allowance on certain of its deferred tax assets because they are not projected to be realized through future taxable income. The valuation allowance at December 31, 1996, includes $10,365,000 related to temporary differences which existed on the dates of acquisitions of certain of Noel's subsidiaries. Any future recognition of the tax benefits related to this portion of the valuation allowance would be recorded as a reduction to the goodwill associated with the acquisitions.

     Noel had net operating loss carryforwards of approximately $17,059,000 at December 31, 1996, which expire from 2003 through 2011. Noel has undergone "ownership changes" within the meaning of Section 382 of the

Internal Revenue Code of 1986, as amended. Consequently, future utilization of Noel's Federal tax loss carryforwards is limited.

13.  RETIREMENT PLANS

     The Company sponsors a number of defined contribution retirement plans. Participation in these plans is available to substantially all employees. The Company's contributions to these plans are based on a percentage of employee contributions. The expense of these plans for the years ended December 31, 1996, 1995, and 1994 totaled $763,000, $898,000 and $516,000, respectively.

     Carlyle and Curtis sponsor defined benefit pension plans. Carlyle's plan covers substantially all of its employees and requires no contributions from employees. Benefits are based on years of service and compensation levels within these years. Carlyle's plan was frozen as of December 31, 1994, after which no new employees were eligible to join the plan. Additionally, employees covered under Carlyle's plan will not receive any additional accruals for service rendered after December 31, 1994. Curtis' plan covers former manufacturing employees who were members of UAW Local 70, based on years of service. In 1995, Curtis recorded a $480,000 curtailment loss as a result of shutting down its manufacturing operations. Both plans fund pension costs as required by ERISA. The projected unit cost method is used to determine both pension costs and funding requirements for the plans. The net periodic pension costs included in the statement of operations for the years ended December 31, 1996 and 1995 were a benefit of $109,000 and an expense of $634,000, respectively. The 1994 amounts are not material.

     As of December 31, 1994, as required by the purchase method of accounting, a liability was recorded by Carlyle reflecting the excess of Carlyle's projected benefit obligation measured at an 8.5% discount rate over the fair value of plan assets.

     The actuarial present value of accumulated benefit obligations ("ABO") is as follows (dollars in thousands):

                                                                                        December 31,
                                                    -------------------------------------------------------------------------------
                                                    1996                  1996                 1995                  1995
                                                    Pension ABO           Pension Assets       Pension ABO           Pension Assets
                                                    Exceeds Assets        Exceed ABO           Exceeds Assets        Exceed ABO
                                                    --------------        ----------           --------------        ----------
Vested benefit obligation                           $  19,488             $    1,860           $   19,352            $    1,877
                                                    ---------             ----------           ----------            ----------
Accumulated benefit obligation                      $  19,525             $    1,860           $   19,407            $    1,905
                                                    =========             ==========           ==========            ==========
Projected benefit obligation                        $  19,525             $    1,860           $   19,407            $    1,905
Plan assets at fair value                              19,877                  2,188               17,202                 2,284
                                                    ---------             ----------           ----------            ----------
Plan assets less projected benefit obligation             352                    328               (2,205)                  379
Unrecognized net gain                                  (1,854)                     -                 (583)                    -
                                                    ----------            ----------           -----------           ----------
Net pension asset (liability)                       $  (1,502)            $      328           $   (2,788)           $      379
                                                    ==========            ==========           ===========           ==========


Major assumptions at year end:

                                                                                          1996              1995
                                                                                        ---------         --------
         Discount rate                                                                    7.7%              7.5%
         Rate of increase of compensation levels                                          n/a               n/a
         Expected long-term rate of return on assets                                      9.4%              9.4%

     At December 31, 1996, Curtis' plan assets were invested in a bank fixed income fund, and Carlyle's plan assets consisted principally of common stock, United States government and corporate obligations.

14.       POSTRETIREMENT BENEFITS

     Carlyle provides certain health and life insurance benefits for eligible retirees and their dependents. Curtis provides health care benefits for retired members of UAW Local 70. Both plans are not funded and pay the costs of benefits as incurred. The net periodic postretirement benefit costs included in the statements of operations for the years ended December 31, 1996, 1995 and 1994 are not material.

     Carlyle's predecessor adopted, effective January 1, 1993, Statement of Financial Accounting Standards No. 106 and elected to amortize the accrual for postretirement benefits over a 20 year period. As required by the purchase method of accounting, a similar accrual was recorded when Carlyle was acquired by Noel.

     The estimated accumulated postretirement benefit obligation at December 31,
1996  and  1995,  at  weighted   average   discount  rates  of  7.7%  and  7.5%,
respectively, is estimated as follows (dollars in thousands):

                                                       December 31,
                                                 --------------------
                                                   1996         1995
                                                   ----         ----

     Retirees                                    $ 5,861      $ 5,722
     Fully eligible active plan participants         299          647
     Other active participants                       371          769
                                                 -------      -------
                                                   6,531        7,138
     Unrecognized net loss                          (133)        (555)
                                                 -------      -------
                                                 $ 6,398      $ 6,583
                                                 =======      =======


     The assumed health care cost trend rate used by Carlyle in measuring the accumulated postretirement benefit obligation at December 31, 1996, was 10.0% for 1996, gradually declining to 5.5% in 2005. For Curtis' measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care claims was assumed for 1997 and the rate was assumed to decrease gradually to 5.5% by the year 2000 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $190,000 and the sum of service costs and interest costs on an annual basis by $14,000.

15.       COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings generally incidental to its businesses. While the result of any litigation contains an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

     Lincoln has outstanding purchase order commitments as of December 31, 1996, of $413,000.

     Following a field examination in 1995, the Internal Revenue Service ("IRS") alleged that as a result of certain tax law changes enacted in 1989 and 1991, Curtis' expense reimbursement policy for its field sales force does not meet the definition of an accountable plan, and contended that all reimbursed expenses for 1994 and 1993 should be treated as taxable wages. Consequently in January 1996, Curtis received a proposed assessment from the IRS for unpaid federal withholding, FICA and FUTA taxes totaling approximately $2,000,000. Curtis believes it has meritorious legal defenses to the IRS position, and since the ultimate liability of Curtis, if any, arising from the forgoing will not have a material adverse impact on the financial condition or results of operations of Curtis, no provision has been recorded related to this claim.

16.  SUPPLEMENTAL CASH FLOWS INFORMATION

     Non-cash investing and financing activities are as follows (dollars in thousands):

                                                                      Year ended December 31,
                                                            -------------------------------------------
                                                              1996              1995               1994
                                                              ----              ----               ----
Increase in investment in HPS related
  to share issuances                                         $8,776            $  -               $  -
                                                             ======            =======            ====
Increase in investment in Staffing related
  to share issuances                                         $1,817            $  -               $  -
                                                             ======            =======            ====
Gain on payment of Brae Note with
  Staffing common stock                                      $  -              $ 6,598            $  -
                                                             ======            =======            ====
Increase in investment in HPS related
  to HPS' initial public offering                            $  -              $15,433            $  -
                                                             ======            =======            ====
Conversion of TDX debt into TDX equity                       $  -              $  -               $ 8,780
                                                             ======            =======            =======
Loss on exchange of Carlyle preferred stock
  for Carlyle common stock                                   $  -              $  -               $(3,912)
                                                             ======            =======           ========
Acquisitions:
  Fair value of assets acquired                              $  -              $  -               $50,982
  Less:  Cash paid                                              -                 -                18,406
                                                             ------              -----            -------
Liabilities assumed                                          $  -              $  -               $32,576
                                                             ======            =======            =======
Distributions to stockholders                                $  -              $  -               $   708
                                                             ======            =======            =======
Interest paid                                                $7,883            $ 8,184            $ 4,433
                                                             ======            =======            =======
Income taxes paid                                            $  784            $ 1,473            $   813
                                                             ======            =======            =======

17.  INDUSTRY SEGMENT INFORMATION

     The  Company  is  classified  into  three  business  segments.   Summarized
financial information by business segment for the periods of Noel's consolidated control is as follows (dollars in thousands):

------------------------------------------------------------------------------------------------------------------------------------
                                                        Operating           Identifiable           Depreciation and       Capital
1996                                Sales              income (loss)           assets                amortization      expenditures
------------------------------------------------------------------------------------------------------------------------------------
Fasteners & Security                 $  77,072              $4,331            $  49,806                  $2,537            $3,120
Products Distribution

Snack Foods                             23,648               1,471               13,158                     796               164

Industrial Threads  &
Buttons                                 88,605              11,131               85,160                   3,462             1,003

Noel - Investments                        -                   -                  68,026                    -
                                                                                                                             -

Noel - Corporate                          -                 (7,739)              14,371                      78                26
                                      --------           ---------             --------                --------            ------
                                      $189,325              $9,194             $230,521                  $6,873(1)         $4,313
                                      ========           =========             ========                 =======            ======



------------------------------------------------------------------------------------------------------------------------------------
                                                         Operating          Identifiable          Depreciation and       Capital
1995                                Sales              income (loss)           assets               amortization       expenditures
------------------------------------------------------------------------------------------------------------------------------------
Fasteners & Security                 $  68,842          $    2,067            $  43,680              $ 3,046               $  743
Products Distribution


Snack Foods                             24,213              (1,118)              14,335                  944                  214

Industrial Threads  &
Buttons                                 88,654             (22,715)              98,066                3,646                3,820

Noel -
 Investments                             -                   -                   34,520                   -                 -

Noel - Corporate                         -                  (7,685)              49,156                   81                   80
                                      --------            --------             --------             --------               ------
                                      $181,709            $(29,451)            $239,757             $  7,717(1)            $4,857
                                      ========            ========             ========             ========               ======

-----------------------------------------------------------------------------------------------------------------------------------
                                   Sales and
                                  revenue from          Operating          Identifiable        Depreciation and          Capital
1994                                services          income (loss)           assets             amortization         expenditures
-----------------------------------------------------------------------------------------------------------------------------------
Fasteners & Security
Products Distribution                $  66,614          $      858           $   49,244              $3,115             $  698
Snack Foods                             27,274              (4,477)              18,049               1,069                870
Health Care
Administration                          25,233               3,934               57,135                 948                182
Industrial Threads  &
Buttons                                    n/a                 n/a              107,939                 n/a                n/a
Noel - Investments                        -                   -                   3,041                 -                  -
Noel - Corporate                          -                (13,046)              78,572                  64                 54
                                      --------            --------            ---------            ----------           ------
                                      $119,121            $(12,731)           $ 313,980            $  5,196(1)          $1,804
                                      ========            ========            =========            ==========           ======




(1)  Amounts include $2,414,000,  $2,829,000, and $1,449,000 which were included in cost of sales for the years ended December 31, 1996, 1995 and 1994, respectively and $948,000 included in HealthPlan Services costs of revenue for the year ended December 31, 1994.

The snack foods segment had one customer that accounted for approximately 49% of sales in 1996.

The Company's revenue and assets attributable to operations outside of the United States are not significant.

18.  QUARTERLY FINANCIAL DATA (unaudited)
       (Dollars in thousand, except per share amounts)

Quarters Ended                                       March 31,            June 30,        September 30,           December 31,
-------------------------------------------------------------------------------------------------------------------------------
1996

Revenue                                            $  43,119            $  47,139          $  50,266               $  48,801

Operating Income                                         824                1,862              3,372                   3,136

Income (Loss) from continuing operations                (297)                 717             (3,016)                   (509)

Income from discontinued operations                       42                  -                  290                     116

Net income (loss)                                       (255)                 717             (2,726)                   (393)

Income (Loss) per common and common
 equivalent share from:
                                                       (0.01)                0.03              (0.15)                  (0.02)
  Continuing operations

  Discontinued operations                                -                    -                 0.02                      --

  Net income (loss)                                    (0.01)                0.03              (0.13)                  (0.02)

------------------------------------------------------------------------------------------------------------------------------------
1995

Revenue                                            $  45,079            $  44,286          $  44,694               $  47,650

Operating income (loss)                                 (278)                (481)             1,377                 (30,069)(1)

Income (Loss) from continuing operations              (2,137)              (2,557)             6,926                 (17,813)(1)

Loss from discontinued operations                       (452)                (341)              (517)                 (5,234)

Net income (loss)                                     (2,589)              (2,898)             6,409                 (23,047)

Income (loss) per common and common
  equivalent share from:

  Continuing operations                                (0.11)               (0.12)              0.33                   (0.88)

  Discontinued operations                              (0.02)               (0.02)             (0.02)                  (0.26)

  Net income (loss)                                    (0.13)               (0.14)              0.31                   (1.14)





(1) Amount includes an impairment charge of $29,155,000 related to Carlyle's thread division. See Note 3.

19.      SUBSEQUENT EVENT

         On February 7, 1997, pursuant to an agreement dated December 18, 1996 by and among Noel, Automated Data Processing, Inc. ("ADP") and HPS, Noel sold to ADP 1,320,000 shares of its common stock of HPS for an aggregate purchase price of $26,400,000 in cash. Following the transaction, Noel's ownership percentage of HPS dropped to approximately 26%.

         On March 26, 1997, pursuant to an asset purchase agreement dated as of December 12, 1996, Belding sold its thread division to Hicking Pentecost PLC for aggregate cash consideration of approximately $54,900,000, subject to adjustment, plus the assumption of certain liabilities. The current estimate of the loss on disposal on the sale of this division is $11,300,000, but the actual loss recorded could differ significantly from this estimate depending on the resolution of certain contingencies. The net proceeds from this sale were used to pay off Carlyle's outstanding bank indebtedness. Accordingly, Carlyle currently has no outstanding bank indebtedness.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
HealthPlan Services Corporation

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthPlan Services Corporation and its Subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from inception (October 1, 1994) through December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Tampa, Florida
March 14, 1997

                         HEALTHPLAN SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)




                                                                       DECEMBER 31,
                                                                  1996             1995
                                                              --------------   --------------
                          ASSETS

Current assets:

  Cash and cash  equivalents ............................        $   3,725         $  4,738
  Restricted  cash.......................................           10,062            1,005
  Short-term investments.................................               -            36,723
  Accounts receivable, net of allowance for
     doubtful accounts of $99 and $23, respectively .....           17,899            6,411
  Refundable income taxes ...............................            6,083            1,041
  Prepaid  commissions...................................              223              748
  Prepaid expenses and other current assets..............            4,022            1,485
  Deferred taxes  .......................................            4,481              965
                                                                  --------         --------
          Total current assets  .........................           46,495           53,116
Property and equipment, net .............................           21,102            9,241
Other assets, net .......................................            2,182            1,463
Deferred taxes  .........................................            8,327                -
Note receivable  ........................................            6,389                -
Investments .............................................            3,685                -
Goodwill, net............................................          156,521           48,847
                                                                  --------         --------
          Total  assets .................................         $244,701         $112,667
                                                                  ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable    ...................................         $ 18,464         $  3,407
  Premiums payable to carriers...........................           29,536           17,209
  Commissions payable ...................................            4,691            2,897
  Deferred revenue    ...................................            1,560              947
  Accrued liabilities ...................................           14,905            5,093
  Accrued contract commitments  .........................            1,089              482
  Accrued restructure costs. ............................              462                -
  Current portion of long-term debt payable .............            2,717               68
                                                                  --------         --------
          Total current liabilities  ....................           73,424           30,103
 Note payable     .......................................           59,581            1,214
 Deferred taxes .........................................               -               354
 Other long-term liabilities  ...........................            2,913               30
                                                                  --------         --------
          Total liabilities .............................          135,918           31,701
                                                                  --------         --------

Commitments and contingencies (Note 11) .................

Stockholders' equity:

  Common stock voting, $0.01 par value, 100,000,000
     authorized and 14,974,126 issued and outstanding at
     December 31, 1996; 25,000,000 authorized and 13,395,357
     issued and outstanding at December 31, 1995 ........              150              134
  Additional paid-in capital ............................          106,153           71,636
  Retained earnings .....................................            2,480            9,196
                                                                  --------         --------
          Total stockholders' equity ....................          108,783           80,966
                                                                  --------         --------
         Total liabilities and stockholders' equity ....          $244,701         $112,667
                                                                  ========         ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                        FOR THE PERIOD
                                                                                                        FROM INCEPTION
                                                                      FOR THE YEAR ENDED DECEMBER 31,  (OCTOBER 1, 1994)
                                                                      -------------------------------      THROUGH
                                                                          1996            1995         DECEMBER 31, 1994
                                                                          ----            ----         -----------------

Operating  revenues ..............................................       $ 191,493        $  98,187       $  25,132
Interest  income .................................................           2,346            2,063             101
                                                                         ---------       ---------        ---------
        Total revenues ...........................................         193,839          100,250          25,233
Expenses:
   Agent commissions .............................................          48,507           36,100          10,047
   Personnel .....................................................          72,209           25,433           5,972
   General and administrative ....................................          41,614           16,967           4,226
   Pre-operating and contract start-up costs .....................             812            1,664               -
   Contract  commitment ..........................................           2,685                -           3,623
   Restructure charge ............................................           1,425                -               -
   Integration ...................................................           7,804                -               -
   Loss on impairment of  goodwill ...............................          13,710                -               -
   Depreciation and amortization .................................          10,548            4,386             870
                                                                         ---------        ---------       ---------
        Total expenses ...........................................         199,314           84,550          24,738
                                                                         ---------        ---------       ---------
   (Loss) income before interest expense and income taxes ........          (5,475)          15,700             495
   Interest expense ..............................................           2,601               69             105
                                                                         ---------        ---------       ---------
   (Loss) income before  income taxes ............................          (8,076)          15,631             390
   (Benefit) provision for income taxes ..........................          (1,360)           6,096             159
                                                                         ---------        ---------       ---------
        Net (loss) income ........................................       $  (6,716)       $   9,535       $     231
                                                                         =========        =========       =========
   Dividends on Redeemable Preferred Stock .......................       $       -        $     285       $     285
                                                                         =========        =========       =========
   Net (loss) income attributable to common stock ................       $  (6,716)       $   9,250       $     (54)
                                                                         =========        =========       =========
   Pro forma net income  per share ...............................                        $    0.71       $    0.03
                                                                                          =========       =========
   Pro forma weighted average shares outstanding .................                           13,414           9,339
                                                                                          =========       ==========
   Historical weighted average net (loss) income  per share ......       $   (0.47)       $    0.82
                                                                         =========        =========
   Historical weighted average shares outstanding ..................        14,266           11,336
                                                                         =========        =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                              ---------     ------     ----------   --------     -----
                                             Non-voting     Voting     Additional
                                               Common       Common       Paid-in    Retained
                                               Stock         Stock       Capital    Earnings     Total
                                              ---------     ------     ----------   --------     -----
Initial issuance of Common Stock
  (October 1, 1994) ......................   $      75    $       -     $   925      $     -    $   1,000
Issuance of management stock .............           5            -       1,226            -        1,231
Unvested interest in management stock ....           -            -      (1,170)           -       (1,170)
Dividends on Redeemable Preferred Stock ..           -            -           -         (285)        (285)
Net income ...............................           -            -           -          231          231
                                             ----------   ---------   ---------    ---------    ---------
Balance at December 31, 1994 .............   $      80    $       -     $   981    $     (54)   $   1,007
Issuance of management stock .............           -            -          30            -           30
Unvested interest in management stock ....           -            -         (27)           -          (27)
Vesting of management stock ..............           -            -         330            -          330
Net proceeds of initial public offering ..           -           40      50,766            -       50,806
Conversion of Non-Voting Common Stock
  to Voting Common Stock .................         (80)          80           -            -            -
Exchange of Redeemable Preferred Stock
  Series A and Series B for Common Stock             -           14      19,556            -       19,570
Dividends on Redeemable Preferred
  Stock ..................................           -            -           -         (285)        (285)
Net income ...............................           -            -           -        9,535        9,535
                                             ----------   ---------   ---------    ---------    ---------
Balance at December 31, 1995 .............   $       -      $   134   $  71,636    $   9,196    $  80,966
Vesting  of management stock .............           -            -         456            -          456
Issuance of 11,400 shares in connection
  with stock options plans ...............           -            -         160            -          160
Issuance of 1,400,110 shares in connection
  with acquisition of Harrington Services
  Corporation ............................           -           14      30,088            -       30,102
Issuance of 160,957 shares to former
  affiliates of Consolidated Group, Inc. .           -            2       3,700            -        3,702
Issuance of 6,302 shares in connection
  with the employee stock purchase plan ..           -            -         113            -          113
Net loss .................................           -            -           -       (6,716)      (6,716)
                                             ----------   ---------   ---------    ---------    ---------
Balance at December 31, 1996 .............   $       -      $   150   $ 106,153    $   2,480    $ 108,783
                                             ==========   =========   =========    =========    =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   PAGE 1 OF 2

                                                                        FOR THE PERIOD
                                                                         FROM INCEPTION
                                                  FOR THE YEAR ENDED   (OCTOBER 1, 1994)
                                                     DECEMBER 31,           THROUGH
                                                     1996       1995   DECEMBER 31, 1994
                                                -----------   ------ -------------------
Cash flows from operating activities:
  Net (loss) income ..........................   $ (6,716)   $  9,535    $    231
Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities:
Depreciation .................................      5,729       2,657         511
  Amortization of goodwill ...................      4,464       1,524         307
  Amortization of other assets ...............        355         205          51
  Contract commitment, net ...................        607      (2,633)      3,115
  Charge for restructuring, net ..............        462           -           -
  Loss on impairment of goodwill .............     13,710           -           -
  Issuance of Common Stock to management .....        456         332          62
  Deferred taxes .............................       (804)        935         244
Changes in assets and liabilities, net of
 effect from acquisitions:
  Restricted cash ............................     (9,057)      1,807      (2,150)
  Accounts receivable ........................      1,415        (702)       (975)
  Refundable income taxes ....................     (5,043)     (1,041)       --
  Prepaid commissions ........................        525         200         222
  Prepaid expenses and other current assets ..       (811)        (64)        (56)
  Other assets ...............................        565        (188)       --
  Accounts payable ...........................     10,608         643       1,425
  Premiums payable to  carriers ..............     12,327      (1,262)      2,061
  Commissions payable ........................        149         (12)        216
  Deferred revenue ...........................       (490)     (1,018)       (256)
  Accrued liabilities ........................     (7,728)     (1,707)     (1,835)
  Income taxes payable .......................        (54)       (135)        135
                                                 --------    --------    --------
          Net cash provided by operating
            activities .......................     20,669       9,076       3,308
                                                 --------    --------    --------
Cash flows from investing activities:
  Purchases of property and equipment ........     (5,731)     (5,286)       (182)
  Sales (purchases) of short-term
    investments, net .........................     36,723     (36,723)          -
  Payment for purchase of Predecessor
    Company, net of cash acquired ............          -           -     (18,406)
  Payment for purchase of Diversified
    Group Brokerage ..........................          -     (10,075)          -
  Payment for purchase of Third Party
    Claims Management, net of cash
    acquired .................................          -      (7,328)          -
  Cash paid for purchase of Harrington
    Services Corporation, net of cash
    acquired .................................    (29,274)          -           -
  Payment for purchase of Consolidated
    Group, Inc., net of cash acquired ........    (60,210)          -           -
  Increase in investments ....................     (3,311)          -           -
  Increase in note receivable ................     (6,388)          -           -
                                                 --------    --------    --------
          Net cash used in  investing
            activities .......................    (68,191)    (59,412)    (18,588)
                                                 --------    --------    --------
Cash flows from financing activities:

  Net borrowings under line of credit ........     55,000           -           -
  Payments on other debt .....................    (12,466)        (35)        (17)
  Net proceeds from initial public
    offering of Common Stock .................          -      50,806           -

  Payments of loan origination costs .........          -           -        (400)
  Issuance of Redeemable Preferred
    Stock ....................................          -           -      19,000
  Proceeds from exercise of  stock
    options ..................................        160           -           -
  Proceeds from Common Stock issued ..........      3,815           -       1,000

                                                 --------    --------    --------
          Net cash provided by
            financing activities .............     46,509      50,771      19,583
                                                 --------    --------    --------

Net (decrease) increase in cash and
 cash equivalents ............................     (1,013)        435       4,303
Cash and cash equivalents at beginning of
 period ......................................      4,738       4,303           -
                                                 --------    --------    --------
Cash and cash equivalents at end of period ...   $  3,725    $  4,738    $  4,303
                                                 ========    ========    ========


Supplemental disclosure of cash flow
 information:

  Cash paid for interest .....................   $ 1,573   $    65   $   122
                                                 =======   =======   =======
  Cash paid for income taxes .................   $ 4,968   $ 6,321   $     -
                                                 =======   =======   =======

Supplemental disclosure of noncash activities:

  Exchange of Redeemable Preferred Stock
      Series A and Series B for Common
      Stock ..................................   $     -   $19,570   $     -
                                                 =======   =======   =======
  Issuance of Common Stock to management .....   $   456   $   332   $    62
                                                 =======   =======   =======
  Common Stock issued for purchase of
      Harrington Services Corporation ........   $30,102   $     -   $     -
                                                 =======   =======   =======
  Dividends on redeemable preferred
      stock ..................................   $     -   $   285   $   285
                                                 =======   =======   =======




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

HEALTHPLAN SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
--------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

    HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company") provides marketing, administration, and risk management services and solutions for benefit programs. The Company provides these services for over 125,000 small businesses and large, self-funded organizations, covering approximately 2.6 million members in the United States. The Company's customers include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

    On May 19, 1995, the Company completed an initial public offering of 4,025,000 shares of its Common Stock, shares of which are presently traded on the New York Stock Exchange. Concurrent with the initial public offering, the Company also exchanged Redeemable Preferred Stock for 1,398,000 shares of Common Stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    METHOD OF ACCOUNTING

    The Company prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (i) HealthPlan Services, Inc., together with its wholly owned subsidiaries ("HPSI"), (ii) Harrington Services Corporation, together with its direct and indirect wholly owned subsidiaries ("Harrington"), (iii) Consolidated Group, Inc., together with its affiliates ("Consolidated Group"), and (iv) Healthcare Informatics Corporation. All intercompany transactions and balances have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are defined as highly liquid investments that have original maturities of three months or less. Cash and cash equivalents consist of bank deposits to meet anticipated short-term needs.

    RESTRICTED CASH

    The Company has established a bank account for the sole purpose of administering the contracts with the Florida Community Health Purchasing Alliances. This cash may be withdrawn only to meet current obligations connected with servicing these contracts.

    SHORT-TERM INVESTMENTS

    Investments in marketable securities at December 31, 1995 consisted of a professionally managed portfolio of short-term financial instruments including short-term municipal bonds. As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The effect of SFAS 115 is dependent upon classification of the investment. Because the investments are classified as available for sale, they were measured at fair market value, which approximated cost. There were no investments with maturities of greater than one year. The remainder of the Company's short-term investments were liquidated in July 1996 in order to provide a portion of the cash needed for the Harrington and Consolidated Group acquisitions.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Costs of the assets acquired have been recorded at their respective fair values at the date of acquisition. Expenditures for maintenance and repairs are expensed as incurred. Major improvements that increase the estimated useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the following estimated useful lives of the related assets:


                                                                   YEARS
                                                               --------------
       Building                                                           19
       Furniture and fixtures                                           3-10
       Computers and equipment                                           2-5
       Computer software                                                   3
       Leasehold improvements                                     Lease term



    PREPAID COMMISSIONS

    Prepaid commissions consist primarily of commissions paid to certain agents at the initiation of a policy. These commissions are expensed on a straight-line basis as revenues related to the policy are earned.

    PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist primarily of prepaid rent, insurance, postage, and repair and maintenance contracts.

    GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS

    The excess of cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 25 years. The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company compares the expected future undiscounted cash flows to the carrying values of the long-lived assets at the lowest level of identifiable cash flows. When the expected future undiscounted cash flows are less than the carrying amount, the asset is written down to its estimated fair value. The Company calculates estimated fair value as the discounted future value of anticipated cash flows (see
    Note 5).

    OTHER ASSETS

    Other assets consist primarily of loan origination fees and covenants not to compete, which are amortized over the terms of the respective agreements.

    PREMIUMS PAYABLE

    The Company collects insurance premiums on behalf of its insurance carrier and managed care customers and remits such amounts to the customers when due.

    REVENUE RECOGNITION

    Revenues are recognized ratably over contractual periods or as claims processing and administrative services are being performed. Revenue collected in advance is recorded as deferred revenue until the related services are performed.

    ADVERSE CONTRACT COMMITMENTS

    On an ongoing basis, the Company estimates the revenues to be derived over the life of service contracts, as well as the costs to perform the services connected therewith, in order to identify adverse commitments. This process includes evaluating actual results during the period and analyzing other factors, such as anticipated rates, volume, and costs. If the revised estimates indicate that a net loss is expected over the remaining life of the contract, the Company recognizes the loss immediately.

    PRE-OPERATING AND CONTRACT START-UP COSTS

    The Company has elected to expense as incurred, and segregate from other operating costs, those costs related to the preparation for and implementation of new products and contracts for services to new customers prior to the initiation of significant revenue activity from those new revenue initiatives.

    INTEGRATION EXPENSE

    Certain costs amounting to $6.9 million incurred by the Company in 1996 in relation to the post-acquisition integration of information systems at Consolidated Group, Inc. and Harrington Services Corporation are recorded as integration expense. Other non-information systems costs amounting to $883,000 for items such as travel, recruiting, and moving have also been recorded as integration expense.

    RESTRUCTURE CHARGES

    The Company recognizes a liability for restructuring charges and a corresponding charge to results of operations when the following conditions exist: management approves and commits the Company to a plan of termination of employees, or an exit plan, and establishes the benefits that current employees will receive upon termination; the benefit arrangement is communicated to employees; the plan of termination identifies the number and type of employees; and the exit plan or plan of termination will begin as soon as possible, and significant changes are not likely.

    In 1996, the Company recorded a restructure charge of $1.4 million to reflect the cost of exiting certain excess office space ($650,000) and terminating employees ($775,000). The Company's restructure plan was for the elimination of an estimated 80 jobs in management, claims administration, and information systems operations in its Tampa and Memphis offices. Seventy-seven employees were actually terminated.

    AGENT COMMISSIONS

    The Company recognizes agent commissions expense in the same period that the related revenues are recognized.

    INCOME TAXES

    The Company recognizes deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. For federal income tax purposes, the Company files a consolidated tax return with its wholly owned subsidiaries.

    EARNINGS PER SHARE

    Earnings per share in 1996 and 1995 have been computed based on the historical weighted average number of shares of Common Stock outstanding during the period. Pro forma earnings per share was computed in 1995 and 1994 based on the weighted average number of common shares outstanding during the periods, after giving retroactive effect for the mandatory conversion of the Company's Redeemable Series A and Series B Preferred Stock, which occurred upon completion of the Company's initial public offering, as well as the shares issued at the time of that offering. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options and common shares issued have been included as outstanding for the entire period using the treasury stock method.

    STOCK-BASED COMPENSATION

    The Company applies the intrinsic value method currently prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and discloses the pro forma effects of the fair value based method, as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123").

3.  ACQUISITIONS

    CONSOLIDATED GROUP

    On July 1, 1996, the Company acquired all the issued and outstanding stock of Consolidated Group, Inc. and three affiliated entities (collectively, "Consolidated Group") for approximately $61.9 million in cash. Consolidated Group, headquartered in Framingham, Massachusetts, specializes in providing medical benefits administration and other related services for health care plans. As of December 31, 1996, Consolidated Group provided these services for over 23,000 small businesses in a variety of industries covering approximately 250,000 members in 50 states. At December 31, 1996, Consolidated Group employed approximately 500 people. The purchase price of Consolidated Group was allocated to the fair value of the net assets acquired as follows:





          Tangible assets acquired                     $  19.7  million
          Goodwill                                        59.7  million
          Liabilities assumed                            (17.5) million
                                                       -----------------
                                                       $  61.9  million
                                                       =================


    HARRINGTON SERVICES CORPORATION

    On July 1, 1996, the Company also acquired all the issued and outstanding stock of Harrington for approximately $32.5 million cash and 1,400,110 shares of the Company's Common Stock valued at $30.1 million. Harrington, headquartered in Columbus, Ohio, provides administrative services to self-funded benefit plans. As of December 31, 1996, Harrington provided these services to over 3,000 large, self-funded plans for employers in a variety of industries covering approximately 960,000 members in 47 states. At December 31, 1996, Harrington employed approximately 1,500 employees, with principal offices in Columbus, Ohio, Chicago, Illinois, and El Monte, California. The purchase price of Harrington, which totaled $62.6 million in cash and stock, was allocated to the fair value of the net assets acquired as follows:


          Tangible assets acquired                     $  27.7  million
          Goodwill                                        66.7  million
          Liabilities assumed                            (31.8) million
                                                       ----------------
                                                       $  62.6  million
                                                       ================

    DIVERSIFIED GROUP BROKERAGE

    On October 12, 1995, HPSI acquired substantially all of the assets and assumed certain liabilities of the third party administration business of Diversified Group Brokerage Corporation ("DGB"), effective as of October 1, 1995. As of December 31, 1996, the DGB business served approximately 300 medium-sized businesses covering 45,000 members. The purchase price for the DGB business consisted of (i) approximately $5.1 million paid at closing and
    (ii) for the seven-year period following the closing date, semi-monthly payments based on the number of enrollees in accounts that were DGB accounts as of the closing date, to be reduced by any attrition of enrollees. HPSI placed $5.0 million in escrow, as required by the agreement to fund those payments, and the present value of those estimated payments was recorded as goodwill. Additionally, HPSI assumed approximately $1.0 million in liabilities related to this purchase. The success of the DGB business is heavily dependent on its ability to maintain and grow market share in a narrowly defined geographic market -- the self-funded health care plans of primarily medium-sized businesses with an emphasis on the New England geographic market (see Note 5).

    THIRD PARTY CLAIMS MANAGEMENT, INC.

    On August 31, 1995, HPSI acquired all of the issued and outstanding shares of capital stock of Third Party Claims Management, Inc. ("TPCM"). As of December 31, 1996, TPCM served approximately 100 mid-to-large sized organizations covering approximately 140,000 members. In connection with this acquisition, the Company recorded (i) a cash investment of approximately $7.5 million, subject to a post-closing adjustment based on the balance sheet of TPCM as of August 31, 1995, (ii) liabilities of approximately $2.7 million, representing an assumption of liabilities and additional accruals related to the transaction, and (iii) an additional payment equal to $2.00 multiplied by the number of employees enrolled in any TPCM account as of the anniversary date of the contract which was administered by the Company on the closing date and continued to be a TPCM account administered by the Company on the anniversary date. This payment was estimated at approximately $210,000 by the Company at the time of the acquisition and was recorded as a liability and an increase in goodwill resulting from the acquisition. TPCM is focused on providing services to hospitals and other related health care institutions that offer self-funded health care benefits. The development of integrated delivery systems by the entities making up this target market is expected to increase. The services provided by these customers' systems may include the ability to replace those provided by the Company and possibly result in competition with the Company (see Note 5).

    UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

    The following unaudited pro forma consolidated results of operations of the Company give effect to all of the above acquisitions, accounted for as purchases, as if they occurred on January 1, 1995 (in thousands):

                                                YEAR ENDED        YEAR ENDED
                                               DECEMBER 31,       DECEMBER 31,
                                                   1996              1995
                                               -------------     -------------
          Revenues.........................   $    269,476      $     245,167
          Net income.......................         (7,839)             6,897
          Net income per common share......          (0.53)              0.46

    The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1995 or of the results which may occur in the future.

4.  CONCENTRATION OF CUSTOMERS

    The Company is party to a variety of contracts with insurance companies, preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), integrated delivery systems, health care alliances, and their business customers located throughout the United States to provide third party, marketing, administration, and risk management services for the small business market. For the year ended December 31, 1996, the Company's three largest payors accounted for approximately 16%, 13%, and 13%, respectively, of total revenues. For the year ended December 31, 1995, the Company's three largest payors accounted for approximately 31%, 23%, and 11%, respectively, of total revenues.

    The Company grants credit, without collateral, to some of its self-funded clients under certain contracts.

5.  GOODWILL

    At December 31, 1996 and 1995, goodwill resulting from the excess of cost over the fair value of the respective net assets acquired was as follows (in thousands):

                                                 1996                   1995
                                            -------------          ------------
       HealthPlan Services...............  $       32,841          $     32,841
       Consolidated Group................          59,734                     -
       Harrington........................          66,705                     -
       Diversified Group Brokerage.......           2,388                 9,750
       Third Party Claims Management                  490                 8,087
                                            -------------          ------------
                                                  162,158                50,678
       Accumulated Amortization..........          (5,637)               (1,831)
                                            -------------          ------------
                                            $     156,521          $     48,847
                                            =============          ============

    In the third quarter of 1996, the Company recorded a charge for impairment of goodwill originally recorded upon the acquisitions of DGB and TPCM of $6.6 million and $7.1 million, respectively. Other adjustments were recorded to reduce the DGB and TPCM goodwill balances as a result of final resolution of acquisition contingencies.

    DGB, located in Marlborough, Connecticut, is a third party administrator providing managed health care administrative services to self-funded employers, typically having between 250 and 2,000 employees in the New England market. At the time of this acquisition, the Company projected a 10% to 15% growth rate in net cash flows at DGB. Since this acquisition, DGB has not achieved, and does not expect to achieve, the revenue and net cash flow projections prepared at the time of the acquisition due to, among other things, higher than originally expected attrition rates resulting in ongoing decreases in net revenues (due in part to increased pricing resulting from a reinsurance carrier's departure from DGB's market) and an inadequate distribution system, as evidenced by an underperforming sales force and greater than anticipated operating costs. The Company's efforts to correct these deficiencies have not enabled it to meet its original projections. Accordingly, the Company recorded an impairment charge of $6.6 million associated with the DGB acquisition. Any further significant declines in the DGB's projected net cash flows may result in additional write-downs of remaining goodwill.

    TPCM is a third party administrator providing managed health care administrative services to hospitals and other health care institutions that offer self-funded health care benefits. At the time of this acquisition, the Company projected a 10% to 15% growth rate in net cash flows at TPCM. Since this acquisition, TPCM has not achieved, and does not expect to achieve, the revenue and net cash flow projections prepared at the time of the acquisition due to, among other things, higher than originally expected attrition rates, significantly higher than expected claims experience (claims filed per enrollee), and greater than anticipated operating costs due to the inability to obtain economies of scale through integration. The Company's efforts to correct these deficiencies have not enabled it to meet its original projections. In 1996, TPCM lost one customer that represented over $1.0 million in annualized revenues resulting in a decision to close one of its operating facilities. Accordingly, the Company has recorded an impairment charge of $7.1 million associated with the TPCM acquisition. Any further significant declines in TPCM's projected net cash flows may result in additional write-downs of remaining goodwill.

    The Company will continue to evaluate on a regular basis whether events and circumstances have occurred that indicate the carrying amount of goodwill may not be recoverable. Although the net unamortized balance of goodwill at December 31, 1996 is not considered to be impaired, any such future determination requiring the recognition of an impairment charge could have a material adverse effect on the Company's results.

6.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                        DECEMBER 31,
                                                 1996                   1995
                                            -------------          ------------
       Land...............................  $         438           $         -
       Building...........................          1,133                     -
       Furniture and fixtures.............         14,478                 3,433
       Computers and equipment............         14,961                 4,747
       Computer software..................         15,377                 3,452
       Leasehold improvements.............          4,076                 1,117
                                            -------------          ------------
                                                   50,463                12,749
         Less - accumulated depreciation..        (29,361)               (3,508)
                                            -------------          ------------
                                            $      21,102           $     9,241
                                            =============          ============

7.  INVESTMENTS AND NOTES RECEIVABLE

    On January 8, 1996, the Company entered into an agreement with Medirisk, Inc., a provider of health care information, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest and, in addition, to lend Medirisk up to $10.0 million over four years in the form of debt for which the Company would receive detachable warrants to purchase up to 432,101 shares of Medirisk's common stock for $0.015 per share, based on the amount of debt actually acquired. This investment is recorded at cost.

    On March 13, 1996, Medirisk borrowed $6.9 million from the Company. The debt bears interest of 10% payable quarterly and is due upon the earliest to occur of (i) an initial public offering by Medirisk; (ii) a change of control of Medirisk; or (iii) at maturity on January 8, 2003. In accordance with the agreement, warrants to purchase 298,150 shares of Medirisk's common stock were issued to the Company.

    The Company discounted the note receivable by the relative fair value of the warrants, which was determined to be $573,000. The value of the warrants is accreted to income over the life of the note based on the maturity date.

    On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants will be accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company has agreed not to sell its shares of Medirisk in the public market for 180 days after the effective date of the initial public offering without the prior consent of the offering's underwriters. After the 180 day period has lapsed, the shares will be eligible for sale in the public market, subject to the conditions and restrictions of Rule 144 under the Securities Act of 1933. Assuming full conversion of the warrants issued to the Company, its ownership amounts to 480,442 shares of common stock after the public offering, which represents an approximate 11% ownership interest. On March 14, 1997, Medirisk's shares closed at $8.38 per share of common stock.

8.  NOTE PAYABLE AND CREDIT FACILITIES

    The Company expanded its credit facility (the "Line of Credit") from $20 million to the lesser of (i) three times earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement) or (ii) $175 million during 1996. The maximum amount available through the Line of Credit as of December 31, 1996 was approximately $109 million. The facility operates on a revolving basis until May 18, 1998, on which date the outstanding balance shall be paid over a three year period with the first principal payment due November 30, 1998 and the final payment due April 30, 2001. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 125 to 175 basis points to New York prime plus 25 to 75 basis points. The Line of Credit carries a commitment fee of 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The agreement contains provisions which include (among other covenants) maintenance of certain minimum financial ratios, limitations on capital expenditures, limitations on acquisition activity, and limitations on the payment of dividends. The Company incurred $2.1 million of interest expense on the Line of Credit for year ended December 31, 1996.

    Subsequent to obtaining the Line of Credit, the Company entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in October 1999 and September 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.42% plus a margin ranging from 125 to 175 basis points. For the year ended December 31, 1996, the Company recorded $110,000 of interest expense related to the swap agreements. The Company considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

    In conjunction with the acquisition of the Company in 1994 by certain Company officers and Noel Group, Inc. ("Noel"), the Company assumed a note payable to the Cal Group (the "Cal Group Note") of $1.3 million, which bears interest at 5% per annum. The note payable requires semi-annual principal payments in May and November of $18,000 to $78,000 through November 2008. Interest expense relating to the note payable was approximately $62,000 and $64,000 for the years ended December 31, 1996 and 1995, respectively.

    On July 1, 1996, the Company assumed several notes payable previously entered into by Consolidated Group (the "Consolidated Group Notes"), which were secured primarily by computer equipment. The interest rates on those notes are LIBOR plus 150 to 175 basis points. The Company also assumed an operating note (the "Consolidated Operating Note"), which is also secured by purchased equipment and has a fixed interest rate of 7.82%.

    Consolidated Group also has a mortgage outstanding secured by a building with a book value at December 31, 1996 of $1.1 million. The interest rate on the mortgage is fixed at 8.75%, with a final payment due in May 2016.

    On July 1, 1996, the Company assumed certain equipment notes as a result of a prior agreement that had been executed by Harrington ("Harrington
    Equipment Notes"). The notes, which are secured primarily by telephone equipment, have interest rates ranging from 7.2% to 9.0% with the final payment due in July 2004.

    The balances outstanding on the above debt instruments at December 31, 1996 are as follows (in thousands):

                 Line of Credit.....................   $  55,000
                 Cal Group Note.....................       1,214
                 Consolidated Group Notes...........       2,237
                 Consolidated Operating Note........         528
                 Consolidated Group Mortgage........       1,481
                 Harrington Equipment Notes.........       1,838
                                                       ---------
                                                         $62,298
                 Less: Amounts due within one year..      (2,717)
                                                       ---------
                 Long-term debt.....................     $59,581
                                                       =========


    Future minimum principal payments for all notes as of December 31, 1996 are as follows (in thousands):

                          1997................  $   2,717
                          1998................      8,737
                          1999................     16,942
                          2000................     20,455
                          2001................     11,165
                          Thereafter..........      2,282
                                               ----------
                                                $  62,298
                                               ==========

    As of March 14, 1997, the Company had liquidated approximately $7.5 million of the above debt before its scheduled maturity, including a pay-off of the Consolidated Group Notes.

9.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                          DECEMBER 31,
                                                     1996              1995
                                                   ---------        ---------
       Adverse lease commitments............       $ 5,215           $      -
       Salaries and wages...................         3,573              1,297
       Office closure costs.................           919                325
       Interest.............................           906                 10
       Accrued legal and regulatory.........           555                683
       State and local taxes................           545                 71
       Severance............................           276                356
       Other................................         2,916              2,351
                                                   -------            -------
                                                   $14,905            $ 5,093
                                                   =======            =======

    Adverse lease commitments relate to office and equipment leases assumed by the Company upon its acquisitions of Consolidated Group and Harrington at prices in excess of market rates or for property that will not be utilized for the full term of the lease. Severance and office closure costs at December 31, 1996 refer to costs connected with the Company's acquisitions of Consolidated Group and Harrington. Through December 31, 1996, $496,000 had been charged against these accruals. Other includes approximately $1.3 million and $1.1 million of other acquisition-related costs at December 31, 1996 and 1995, respectively.

10. ACCRUED CONTRACT COMMITMENTS

    Starting in 1994, the Company pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995-1996, in North Carolina, Kentucky, and Washington. The Company has incurred substantial expenses in connection with the start-up of these contracts, and, to date, the alliance business in North Carolina and Florida has been unprofitable. During the quarter ended December 31, 1994, the Company recorded a pre-tax charge of approximately $3.6 million related to state-sponsored health care purchasing alliances in Florida. The Company recorded a pre-tax charge related to these contracts in the amount of $2.6 million in 1996 resulting from increased costs and lower than anticipated revenues in Florida and North Carolina.

    The balance of the accrual at December 31, 1996 is approximately $608,000 for Florida and $481,000 for North Carolina. The balance at December 31, 1995 was approximately $482,000 for Florida.

11. EMPLOYEE BENEFIT PLANS

    Defined Contribution Plan

    The Company has a defined contribution employee benefit plan established pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Through December 31, 1996, the Company matched up to 50% of the employee contribution limited to 6% of the employee's salary for its HPSI and Harrington employees, and it matched 50% of the employee contribution limited to 4% of the employee's salary for its Consolidated Group employees. Effective January 1, 1997, the Company began to match one-third of such employee contributions limited to 6% of the employee's salary. Under the provisions of the plan, participants' rights to employer contributions vest 40% after completion of three years of qualified service and increase by 20% for each additional year of qualified service completed thereafter. Expense in connection with this plan for the years ended December 31, 1996 and 1995 was approximately $884,000 and $339,000, respectively, and for the period from inception (October 1, 1994) through December 31, 1994 was approximately $82,000.

    Post-Retirement Benefit Plan

    Harrington, the Company's wholly owned subsidiary acquired on July 1, 1996, provides medical and term life insurance benefits to certain retired employees of its subsidiary, American Benefit Plan Administrators, Inc. The Company funds the benefit costs on a current basis, because there are no plan assets. The post-retirement benefit cost incurred since the Company's acquisition of Harrington is $38,000. At December 31, 1996, an accrued post-retirement liability of $1.4 million is included in the balance of other long-term liabilities. Actuarial assumptions used in calculating the obligation include a discount rate of 7.5% and a health care cost trend rate of 7% in 1997, 6% in 1998, and 5% in 1999 and thereafter.

    Management Stock

    From the period 1994 through January 1995, certain members of management received 473,000 shares of Common Stock, which carries limitations on vesting over a four-year period and restrictions regarding the sale of stock in a public market. Should the employee terminate employment prior to the completion of the vesting period, the Company will be entitled to purchase from the executive the number of shares that have not vested at a purchase price equal to the lower of fair market value or the initial issuance price. The Company recognizes compensation expense based on the vesting period of the shares.

12. COMMITMENTS AND CONTINGENCIES

    Lease commitments

    The Company rents office space and equipment under non-cancelable operating leases. Rental expense under the leases approximated $7.7 million (net of $422,000 charged to adverse lease accruals) and $4.0 million for the years ended December 31, 1996 and 1995, respectively, and $932,000 for the period from inception (October 1, 1994) through December 31, 1994. Future minimum rental payments under these leases are as follows (in thousands):

               1997                                    $10,166
               1998                                      9,107
               1999                                      8,538
               2000                                      6,373
               2001                                      4,962
               Thereafter                               15,242
                                                       -------
                                                       $54,388
                                                       =======


    Litigation

    In 1995, a former provider of marketing services for the Company filed a complaint against the Company claiming wrongful termination of an exclusive marketing agreement and breach of contract. The parties to the dispute agreed to binding arbitration, and the arbitration proceedings occurred during the week of October 29, 1996. The arbitration panel's decision, rendered in December 1996, is not expected to materially alter the amount or timing of future payments that the Company is contractually obligated to make to the plaintiff under the marketing agreement, and this is not expected to materially affect the cash flows of the Company's business.

    Pursuant  to  the  Harrington   acquisition   agreement   (the   "Harrington
    Agreement"), the Company agreed to use its best efforts to file a registration statement sufficient to permit the public offering and sale of the shares of the Company's Common Stock issued to the Harrington stockholders in the acquisition, with such registration statement to become effective on or before October 31, 1996. On October 30, 1996, the Company received a letter from a representative of Harrington's shareholders stating that the Company was in violation of the Harrington Agreement and reserving all rights under such Agreement. It is not possible for the Company to evaluate what, if any, damages might result from such notice. In November 1996, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission registering the restricted shares of the Company's Common Stock held by the former Harrington and Consolidated Group shareholders. This registration statement became effective on February 14, 1997.

    The Company's Consolidated Group subsidiary is undergoing a DOL audit in which the DOL has raised various questions about the application of ERISA to the way that subsidiary does business. This audit is ongoing, and there can be no assurance that the DOL will not take positions that could require changes to the way this subsidiary operates, or result in the imposition of administrative fines and penalties.

    The Company is involved in various litigation arising in the normal course of business. In the opinion of the Company's management, although the outcomes of these claims are uncertain, in the aggregate they are not likely to have a material adverse effect of the Company's business, financial condition, or results of operations.

    Regulatory compliance

    The Company's activities are highly regulated by state and federal regulatory agencies under requirements that are subject to broad interpretations. The Company cannot predict the position that may be taken by these third parties that could require changes to the manner in which the Company operates.

13. INCOME TAXES

    The (benefit) provision for income taxes is as follows (in thousands):



                                                                       Period from Inception
                          For the Year Ended     For the Year Ended   (October 1, 1994) through
                          December 31, 1996       December 31, 1995     December 31, 1994
                         ---------------------   -----------------    ----------------------
Current
    Federal                          $   429             $ 3,211                    $  120
    State                                 61                 458                        15
                         -------------------     ---------------      --------------------
                                         490               3,669                       135
                         ===================     ===============      ====================
Deferred
    Federal                           (1,619)              2,116                        21
    State                               (231)                311                         3
                         -------------------     ---------------      --------------------
                                      (1,850)              2,427                        24
                         ===================     ===============      ====================
(Benefit) provision
for income taxes                     $(1,360)            $ 6,096                     $ 159
                         ===================     ===============      ====================

    The components of deferred taxes recognized in the accompanying financial statements are as follows (in thousands):

                                                                     December 31,
                                                                     ------------
                                                                 1996             1995
                                                              -----------      -----------
      Deferred tax asset - current
          Accrued expenses not currently deductible            $  4,617         $  1,120
          Prepaid expenses currently deductible                    (136)            (155)
                                                              ---------       ----------
                                                                  4,481              965
                                                              =========       ==========
      Deferred tax asset (liability) - non-current
          Deferred compensation                                     537                -
          Post retirement benefits                                  641                -
          Depreciation                                             (657)              80
          Intangibles                                             7,806             (434)
                                                              ---------       ----------
                                                               $  8,327        $    (354)
                                                              =========       ==========


    The deferred tax asset resulting from intangibles relates to certain intangible assets acquired by the Company that are amortizable for tax purposes and to the tax treatment of the goodwill impairment charge (see
    Note 5).

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance is considered necessary at December 31, 1996 and 1995, based on the Company's expectations of future taxable income.

    The provision for income taxes varies from the federal statutory income tax rate due to the following:


                                                    1996          1995            1994
                                                 -----------    ---------     -----------
Federal statutory rate applied to pre-tax           (35.0)%        34.0 %           35.0%
income (loss)
State income taxes net of federal tax benefit        (5.0)%         5.0 %            4.5%
Goodwill amortization                                20.1 %         0.2 %            1.3%
Tax exempt interest income                           (2.6)%        (1.3)%              -
Non-deductible items                                  5.7 %         1.1 %              -
                                                 -----------    ---------     -----------

Effective tax rate                                  (16.8)%        39.0 %           40.8%
                                                 ===========    =========     ===========

14. STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

    Stock Option Plans

    The Company's stock option plans authorize the granting of both incentive and non-incentive stock options for a total of 1,840,000 shares of Common Stock to key executives, management, consultants, and, with respect to 240,000 shares, to directors. Under the plans, all options have been granted at prices not less than market value on the date of grant. Certain non-qualified incentive stock options may be granted at less than market value. Options generally vest over a four-year period from the date of grant, with 20% of the options becoming exercisable on the date of the grant and 20% becoming exercisable on each of the next four anniversaries of the date of the grant.

    A summary of option transactions during each of the two years ended December 31, 1996 is shown below:

                                                      Number            Weighted
                                                        of              Average
                                                      Shares          Option Price
                                                   -------------    -----------------
                Under  option,  December 31, 1994
                  Granted                              545,000          $  18.11
                  Exercised                                  -                 -
                                                   -----------
                Under  option,  December 31, 1995
                  (112,000 exercisable)                545,000             18.11
                  Granted                              922,500             18.75
                  Exercised                            (11,400)            14.00
                  Cancelled                            (12,600)            19.35
                                                   -----------
                Under  option,  December 31, 1996
                  (278,200 exercisable)              1,443,500             18.54
                                                   ===========


    There were 372,500 and 795,000 shares available for the granting of options at December 31, 1996 and 1995, respectively.

    The following table summarizes the stock options outstanding at December 31, 1996:


            Range                Number         Weighted Average         Weighted
              of             outstanding at        Remaining             Average
       Exercise Prices      December 31, 1996   Contractual Life      Exercise Price
       -----------------    -----------------   -----------------    -----------------
       $14.00 - $18.50          979,500             9 years               $16.09
        19.38 -  25.50          464,000             9 years                23.72

    Employee Stock Purchase Plan

    Under the 1996 Employee Stock Purchase Plan ("Employee Plan"), the Company is authorized to issue up to 250,000 shares of common stock to its employees who have completed one year of service. The Employee Plan is intended to provide a method whereby employees have an opportunity to acquire shares of Common Stock of the Company. The Employee Plan was implemented by consecutive quarterly offerings of the Company's Common Stock commencing on July 1, 1996.

    Under the terms of the Employee Plan, an employee may authorize a payroll deduction of a specified dollar amount per pay period. The proceeds of that deduction are used to acquire shares of the Company's Common

    Stock on the offering date. The number of shares acquired is determined based on 85% of the closing price of the Company's Common Stock on the New York Stock Exchange on the offering date.

    During 1996, the Company sold 6,302 shares to employees under the Employee Plan.

    Measurement of Fair Value

    The Company applies APB 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation cost has been recognized related to these plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant dates, as prescribed in Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), the Company's net income and net income per share would have been as follows:

                                                                Year Ended December 31,
                                                                 1996             1995
                                                              -----------      -----------
      Net (loss) income attributable to common
      stock (in thousands):
          As reported                                          $(6,716)           $9,250
          Pro forma                                             (8,596)            8,627
                                                               =======            ======
      Net (loss) income per share:
          As reported                                          $ (0.47)           $ 0.82
          Pro forma                                              (0.60)             0.76

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 0.0% for both years; expected volatility of 30% for each of the years ended December 31, 1996 and 1995; risk-free interest rates of 6.30% to 6.69% for options granted during the year ended December 31, 1996 and 5.51% to 7.05% for options granted during the year ended December 31, 1995; and a weighted average expected option term of four years for both years.

15. SUBSEQUENT EVENTS

    On February 7, 1997, Noel, Automatic Data Processing, Inc. ("ADP"), and the Company completed a transaction in which Noel sold to ADP 1,320,000 shares of the Company's Common Stock at a purchase price of $20 per share. Upon completion of the transaction, Noel and ADP owned approximately 29% and 9%, respectively, of the Company's Common Stock. The agreement governing such purchase generally requires that: (i) ADP may not agree to acquire additional shares of the Company's Common Stock prior to December 31, 1997, unless such acquisition is approved by the Company's Board of Directors, or unless the Company entertains alternative offers; (ii) Noel may not dispose of its remaining shares of the Company's Common Stock prior to September 30, 1997 other than through a direct distribution to Noel's shareholders, subject to specified conditions; and (iii) the Company may not take any action prior to December 31, 1997 that could interfere with "pooling-of-interests" accounting. On March 19, 1997, Noel's shareholders approved a plan of liquidation and dissolution. In connection with such approval, the Company expects to file a Form S-3 Registration Statement with the Securities and Exchange Commission to register the shares of the Company's Common Stock held by Noel, after which Noel has announced it
    intends  to  make  a   distribution   of  the  Company's   stock  to  Noel's
    shareholders.

    On March 5, 1997, the Company and Health Risk Management, Inc. ("HRM") mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. On March 14, 1997, HRM's shares closed at $10.25 per share of common stock. These shares were not registered and are subject to restrictions on transfer. HRM provides comprehensive, integrated health care management, information, and health benefit administration services to employers, insurance companies, unions, HMOs, PPOs, hospitals, and governmental units in the United States and Canada.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE DATA)

                                               Fourth      Third     Second      First
                                               Quarter    Quarter    Quarter    Quarter
                                              ---------   -------    -------    -------
      Year ended December 31, 1996
          Revenues                             $63,963    $67,006    $31,863    $31,007
          Net income                            (5,530)    (7,961)     3,441      3,334
          Net income per common share         $  (0.37)  $  (0.53)  $   0.26    $  0.25


                                               Fourth      Third     Second      First
                                               Quarter    Quarter    Quarter    Quarter
                                               ---------   -------    -------    -------
      Year ended December 31, 1995
          Revenues                             $29,361    $24,115    $23,198    $23,576
          Net income                             2,985      2,623      2,072      1,570
          Net income per common share             0.22       0.20       0.20        N/A

          Net income - pro forma basis           2,985      2,623      2,072      1,855
          Pro forma net income per common
          share                                $  0.22     $ 0.20    $  0.15    $  0.20

    First quarter earnings per share in 1995 has not been provided, because it preceded the Company's initial public offering.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of Healthcare Informatics Corporation
  and
To The Dun & Bradstreet Corporation

    We have audited the accompanying statement of financial position of HealthPlan Services Division (formerly Plan Services Division, a wholly owned division of The Dun & Bradstreet Corporation) as of September 30, 1994 and the related statements of income and cash flows for the nine-month period then ended. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthPlan Services Division as of September 30, 1994 and the results of its operations and its cash flows for the nine-month period then ended, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the financial statements, on September 30, 1994, HealthPlan Services Division was sold to Healthcare Informatics Corporation, pursuant to a purchase agreement dated September 2, 1994.

Coopers & Lybrand L.L.P.
Tampa, Florida

December 2, 1994

                          HEALTHPLAN SERVICES DIVISION
                         STATEMENT OF FINANCIAL POSITION
                               September 30, 1994
                                 (in thousands)

                          ASSETS
    Current assets:
      Cash                                              $ 1,255
      Accounts receivable                                 3,252
      Prepaid expenses                                    2,303
                                                        -------
        Total current assets                              6,810
    Property and equipment, net                           2,715
    Computer software, net                                1,327
    Other intangible assets, net                          5,483
    Goodwill, net                                        11,436
    Deferred taxes                                           85
    Other assets                                             28
                                                        -------
        Total assets                                    $27,884
                                                        =======
            LIABILITIES AND DIVISIONAL EQUITY

    Current liabilities:
      Current portion of note payable                   $    92
      Accounts payable                                   19,581
      Accrued liabilities                                 3,585
      Deferred revenue                                    1,294
                                                        -------
        Total current liabilities                        24,552
    Note payable                                          1,162
    Commitments and contingencies (Notes 9 and 13)
    Divisional equity                                     2,170
                                                        -------
        Total liabilities and divisional equity         $27,884
                                                        =======

   The accompanying notes are an integral part of these financial statements.

                          HEALTHPLAN SERVICES DIVISION
                               STATEMENT OF INCOME
                   Nine-month period ended September 30, 1994
                                 (in thousands)

    Revenues                                                    $81,945
                                                                -------
    Costs and expenses:
      Agents' commissions                                        33,213
      Personnel expenses                                         24,476
      Rent and maintenance                                        4,106
      Postage and communication                                   3,563
      Depreciation and amortization                               3,347
      Staff reductions and office closings (Note 3)               4,671
      Other operating expenses (Note 8)                           5,322
                                                                -------
                                                                 78,698
                                                                -------
    Income before provision for income taxes                      3,247
    Provision for income taxes                                    1,500
                                                                -------
        Net income                                              $ 1,747
                                                                =======


   The accompanying notes are an integral part of these financial statements.

                          HEALTHPLAN SERVICES DIVISION
                             STATEMENT OF CASH FLOWS
                   Nine-month period ended September 30, 1994
                                 (in thousands)

    Cash flows from operating activities:
    Net income                                                          $ 1,747
    Reconciliation of net income to net cash
      provided by operating activities:

      Depreciation and amortization                                       3,347
      Staff reductions and office closings provisions                     4,671
      Staff reductions and office closings payments                      (1,992)
      Deferred taxes                                                          2
      Accounts receivable                                                   484
      Prepaid expenses                                                     (269)
      Accounts payable                                                   (2,312)
      Accrued liabilities                                                  (892)
      Deferred revenue                                                     (512)
                                                                        -------
        Net cash provided by operating activities                         4,274
                                                                        -------
     Cash flows for investing activities:
      Purchase of property and equipment, net                              (931)
      Purchases of and additions to computer software                      (534)
      Acquisitions of other intangible assets
        (net of deferred payments)                                          (21)
      Other assets                                                           11
                                                                        -------
        Net cash used in investing  activities                           (1,475)
                                                                        -------
     Cash flows for financing  activities:
      Net amount remitted to The Dun & Bradstreet
        Corporation and affiliates (Note 7)                              (3,602)
      Payments on note payable                                              (46)
                                                                        -------
        Net cash used in financing activities                            (3,648)
                                                                        -------
    Net change in cash                                                     (849)
    Cash, beginning of period                                             2,104
                                                                        -------
    Cash, end of period                                                 $ 1,255
                                                                        =======

   The accompanying notes are an integral part of these financial statements.

                          HEALTHPLAN SERVICES DIVISION

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION:

    Organization--HealthPlan Services Division (HSI) (formerly Plan Services Division, a wholly-owned division of The Dun & Bradstreet Corporation (D&B)), is engaged in the business of providing distribution and administration services for group-health-insurance programs throughout the United States.

    Basis of Presentation--The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. On September 30, 1994, HSI was sold to Healthcare Informatics Corporation, pursuant to a purchase agreement dated September 2, 1994.

    These financial statements present the results of operations for the nine-month period to September 30, 1994 and financial position at September 30, 1994. Purchase accounting by the acquirer has not been reflected in these financial statements. Expenses and liabilities which were incurred by HSI in connection with the sale, which would not otherwise have been incurred, are reflected in the nine-month period ended September 30, 1994. See Note 3.

    Expense Allocations--D&B provides certain services to, and incurs certain costs on behalf of its subsidiaries and divisions. These costs, which include employee benefit and executive compensation programs, retirement savings and health plans, treasury and business insurance, are allocated to D&B's subsidiaries, including HSI, on a pro-rata basis. The costs of D&B's general corporate overheads are not allocated as such costs related to HSI are deemed to be immaterial. Liabilities related to the benefit plans described above are not fully reflected in the Statement of Financial Position. As such, these financial statements may not necessarily be indicative of the financial position or the results of operations had HSI been operated as an unaffiliated company. However, management believes that with respect to general and administrative expenses (see Note 8), the amounts reflected in the Statement of Income are not less than the amounts HSI would have incurred had HSI been an unaffiliated company in those periods.

2.  SIGNIFICANT ACCOUNTING POLICIES:

    Cash--Substantially all of the net cash flow of HSI was remitted to D&B pursuant to a centralized cash management system. The related interest income which would otherwise have been earned by HSI is not reflected in these statements. Cash held by D&B has historically resulted in negative working capital for HSI.

    Property and Equipment--Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method over estimated useful lives of three to ten years. Additions and major renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in income.

    Computer Software--HSI capitalizes the direct expenses of internally produced software. As of September 30, 1994, capitalized software costs, net of amortization was (in thousands) $627. Software is generally amortized over three years. Amortization expense was (in thousands) $184 for the nine months ended September 30, 1994.

    Other Intangible Assets--Other intangible assets represent the costs of acquiring new blocks of insurance administration business which are deferred and amortized on an accelerated basis over periods of up to seven years. Amounts included in the accompanying Statement of Financial Position are net of accumulated amortization of (in thousands) $3,491 as of September 30, 1994.

    Goodwill--Goodwill relates to D&B's original acquisition of HSI and is being amortized on a straight-line basis over periods of expected benefit, not exceeding 40 years. Goodwill represents the excess purchase price over the fair value of identifiable net assets. Amounts included in the accompanying Statement of Financial Position are net of accumulated amortization of $4,620 (in thousands) as of September 30, 1994. At the balance sheet date, HSI reviews the recoverability of goodwill and other intangible assets.

    Revenue Recognition--Revenues consist primarily of fees for services provided to insurance carriers as a third party administrator. Revenues are recognized ratably over the applicable contract period, which is generally one year, and represents the period such services are performed. HSI accounts for revenues received in advance by deferring such amounts until the related services are performed. During the nine months ended September 30, 1994, HSI had three customers that accounted for approximately 27%, 26%, and 11%, respectively, of revenues.

    Agents' Commissions--Agents' commission expense is accrued in the same period that the related revenues are recognized.

    Income Taxes--HSI participates in the consolidated federal income tax return of D&B. For financial reporting purposes, HSI computes a provision for income taxes on a separate return basis based on statutory rates in effect. HSI's current income taxes payable are included in divisional equity in the accompanying Statement of Financial Position. Effective January 1, 1992 HSI adopted SFAS No. 109, "Accounting for Income Taxes," applying the provisions of this statement retroactively to prior years' financial statements.

    Postemployment Benefits--Effective January 1, 1993, D&B and HSI adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." HSI accrues for such costs at the time it is probable that a liability to employees has been incurred and it can be reasonably estimated. The implementation of this statement did not have a material impact upon HSI's financial position or results of operations.

    Postretirement Benefits--Effective January 1, 1993, D&B and HSI adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." As a member of D&B's Plan, HSI recognized as net postretirement benefit cost the required contribution to the plan based upon an allocation and formula used by D&B. As a participant in D&B's postretirement benefit plan, amounts related to liabilities to HSI employees existing at the date of adoption of SFAS No. 106 are not reflected in the accompanying Statement of Financial Position.

3.  STAFF REDUCTIONS AND OFFICE CLOSINGS:

    HSI has recorded charges for certain staff reductions and office closings. In March 1994, HSI closed its Fresno, California processing center and recorded a charge totaling $1,050,000. Such charge consisted of the following: $355,000 of lease termination costs; $380,000 of severance costs; $175,000 of fixed asset write-offs; and $140,000 of other office closing costs. On September 30, 1994, immediately prior to the sale of HSI, as required pursuant to the terms of the related purchase agreement, HSI terminated 125 employees throughout its Tampa operations and recorded a severance charge totaling $1,860,000. In addition, HSI recorded a $1,761,000 charge for severance of two former officers in 1994. All severance and office closing costs were paid as of September 30, 1994 or assumed by D&B as part of the sale of HSI.

    Subsequent to September 30, 1994, HSI discontinued its contract with The Centennial Life Insurance Company. The revenues related to Centennial were (in thousands) $4,680 for the nine months ended September 30, 1994.

4.  PROPERTY AND EQUIPMENT:

    Property and equipment at September 30, 1994 consists of the following (in thousands):

    Computers and equipment                                            $ 13,372
    Furniture and fixtures                                                4,611
    Leasehold improvements                                                3,791
                                                                       --------
                                                                         21,774
    Accumulated depreciation and amortization                           (19,059)
                                                                       --------
    Net property and equipment                                         $  2,715
                                                                       ========

    Depreciation expense for the nine months ended September 30, 1994 was (in thousands) $1,284.

5.  ACCRUED LIABILITIES:

    Accrued liabilities at September 30, 1994 consist of the following (in thousands):

    Accrued salaries and wages                                           $2,315
    Deferred payments--other intangible assets                              657
    Other                                                                   613
                                                                         ------
        Total accrued liabilities                                        $3,585
                                                                         ======

6.  NOTE PAYABLE:

    On May 27, 1993, HSI entered into an agreement with Cal/Group for the purchase of its claims processing business at a price of $2,000,000. The purchase price consisted of $500,000 cash paid at closing with the balance in the form of a note payable of $1,500,000. On March 25, 1994 the original agreement was modified and the purchase price was reduced by $150,000. This purchase is collateralized by the claims business. The note payable requires semi-annual payments of $50,000 to $80,000, including interest at 6%, through November 2008. Interest paid by the Company was insignificant for the nine months ended September 30, 1994.

    Future minimum principal payments as of September 30, 1994 are as follows (in thousands):

    Year ending December 31,
    1994 (3 months)                                                      $    46
    1995                                                                      90
    1996                                                                      97
    1997                                                                      92
    1998                                                                      93
    Thereafter                                                               836
                                                                          ------
        Total                                                             $1,254
                                                                          ======

7.  DIVISIONAL EQUITY:

    Divisional equity reflects the historical activity between D&B and HSI. An analysis of the changes in divisional equity is as follows (in thousands):

    Balance at beginning of period                                      $  634
    Net income                                                           1,747
    Net remittances to D&B                                                (211)
                                                                         -----
    Balance at end of period                                            $2,170
                                                                         =====

    For the nine months ended September 30,1994, net remittances include (in thousands) $3,391 of non-cash charges related to severance expenses to be paid by D&B in connection with the purchase agreement. These amounts have been excluded for purposes of the Statement of Cash Flows. Other non-cash charges and allocations reflected in net remittances to D&B have not been separately identified for purposes of the Statement of Cash Flows.

8.  OTHER OPERATING EXPENSES:

    Other operating expenses for the nine months ended September 30, 1994 consist of the following (in thousands):

    General and administrative expenses                                 $2,188
    Professional services                                                1,488
    Insurance, taxes and licenses                                          451
    Travel and entertainment                                               597
    Utilities                                                              384
    Advertising and promotion                                              217
    Gain on property and equipment                                          (3)
                                                                         -----
                                                                        $5,322
                                                                         =====
9.  LEASES:

    HSI leases certain facilities and equipment under long-term leases which are accounted for as operating leases.

    Future minimum lease payments for long-term operating leases as of September 30, 1994 are approximately as follows (in thousands):

    Year ending December 31,

    1994 (3 months)                                                       $  930
    1995                                                                   2,780
    1996                                                                     880
                                                                           -----
        Total                                                             $4,590
                                                                           =====
    Rent expense for the nine months ended September 30, 1994 was (in thousands) $3,331.

10. POSTRETIREMENT AND DEFERRED COMPENSATION PLANS:

    HSI's participation in D&B's postretirement medical plan, defined benefit pension plan and deferred compensation plan terminated as of September 30, 1994.

    Prior to September 30, 1994, HSI recognized postretirement benefit costs based upon an allocation and formula determined by D&B. The amount allocated to HSI as its share of the total pension costs for the nine months ended September 30, 1994 was (in thousands) $611. The costs allocated to HSI and recognized as net postretirement benefit costs were not material to HSI's results of operations for the nine months ended September 30, 1994.

    As a participant in D&B's postretirement and deferred compensation plans, amounts related to liabilities to HSI employees existing at the date of adoption of new accounting standards for pensions and other postretirement benefits are not reflected in the accompanying Statement of Financial Position. Amounts due to D&B relating to HSI's allocated costs under the above plans are included in divisional equity in the accompanying Statement of Financial Position. The following information relates to the D&B plans HSI participates in as of December 31, 1993, the most recent valuation date. Such information is not available on a separate company or divisional basis.

    D&B has defined benefit pension plans covering substantially all associates in the United States. The benefits to be paid to associates under these plans are based on years of credited service and average final compensation. Pension costs are determined actuarially and funded to the extent allowable under the Internal Revenue Code. Supplemental plans in the United States are maintained to provide retirement benefits in excess of levels allowed by ERISA.

    The status of D&B's U.S. defined benefit pension plans at December 31, 1993 is as follows (millions of dollars):

                                                Funded               Unfunded(1)
                                                ------               -----------
                                                 1993                   1993
                                                 ----                   ----

    Fair value of plan assets                  $1,008.9              $       -
                                               --------              ---------
    Actuarial present value of
      benefit obligations:

      Vested benefits                             708.0                   69.1
      Non-vested benefits                          29.4                    7.2
                                                  -----                   ----
      Accumulated benefit obligations             737.4                   76.3
      Effect of projected future
        salary increases                          128.1                   37.4
                                                  -----                   ----
          Projected benefit obligations           865.5                  113.7
    Plan assets in excess of (less than)          -----                  -----

      projected benefit obligations               143.4                 (113.7)
    Unrecognized net (gain) loss                   56.2                   38.4
    Unrecognized prior service cost                15.4                   18.2
    Unrecognized net transition (asset)
      obligation                                  (93.6)                   2.9
    Adjustment to recognize minimum
      liability                                     -                    (22.1)
                                               --------                -------
    Prepaid (accrued) pension cost             $  121.4                $ (76.3)
                                               ========                ========


    (1) Represents supplemental plans for which grantor trusts (with assets of $60 million at December 31, 1993) have been established to pay plan benefits.

    The weighted average expected long-term rate of return on pension plan assets was 9.75% for 1993. At December 31, 1993, the projected benefit obligations were determined using a weighted average discount rate of 7.25% and a weighted average rate of increase in future compensation levels of 5.7%. Plan assets are invested in diversified portfolios that consist primarily of equity and debt securities.

    In addition to providing pension benefits, D&B provides various medical benefits for retired associates. Substantially all of D&B's associates in the United States become eligible for these benefits if they reach normal retirement age while working for D&B.

    Deferred Compensation Plans--HSI also participated in D&B's Profit Participation Plan and Investment Plan for which substantially all of its employees were eligible. D&B had also granted stock options to purchase shares of D&B common stock to certain key employees of HSI. In addition, certain key employees participated in incentive plans sponsored by D&B the cost of which to HSI for such plans (in thousands) amounted to $589 for the nine months ended September 30, 1994.

11. OTHER TRANSACTIONS WITH AFFILIATES:

    D&B provides HSI with payroll processing and administration, general treasury services and various business insurance coverages through policies issued to D&B. Expenses allocated to HSI for these services, which are included in the Statement of Income, were (in thousands) $326 for the nine months ended September 30, 1994. Amounts due to D&B relating to the above activities are included in divisional equity in the Statement of Financial Position.

    HSI provides computer services to an affiliate totaling (in thousands) $1,312 for the nine months ended September 30, 1994. These amounts are included in revenues in the Statement of Income.

    HSI provides health plan claims administration for D&B, totaling (in thousands) $1,647 for the nine months ended September 30, 1994. HSI records as revenues services provided to D&B.

12. FEDERAL INCOME TAXES:

    HSI joins in filing a consolidated federal income tax return with D&B and its affiliates. For financial reporting purposes, HSI computes a provision for income taxes on a separate-return basis.

    The reasons for the difference between HSI's effective income tax rate and the statutory rate for the nine months ended September 30, 1994 are as follows (thousands of dollars):

    Federal income tax calculated at statutory rate
      (35% for 1994)                                                     $1,136
    State income tax, net of federal benefit                                220
    Goodwill                                                                109
    Other                                                                    35
                                                                          -----
    Income tax provision                                                 $1,500
                                                                          =====

    The income tax provision for the nine months ended September 30, 1994 is summarized as follows (thousands of dollars):

    Current:
      Federal                                                            $1,160
      State                                                                 338
                                                                          -----
                                                                          1,498
                                                                          =====
    Deferred:

      Federal                                                                 2
      State                                                                   0
                                                                          -----
                                                                              2
                                                                          -----
    Income tax provision                                                 $1,500
                                                                          =====

    The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at September 30, 1994 are as follows (thousands of dollars):

    Deferred tax assets:

      Property and equipment                                               $144

    Deferred tax liabilities:

      Other intangible assets                                               (59)
                                                                           ----
    Net deferred tax asset                                                $  85
                                                                           ====
13. COMMITMENTS AND CONTINGENCIES:

    HSI is involved in litigation arising during the normal course of its business. In the opinion of management, the resolution of these matters will not have a material effect on the financial position or results of operations of HSI.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Staffing Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Staffing Resources, Inc. as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Included in trade accounts receivable at December 31, 1996, are accounts receivable from one customer amounting to approximately $1,209,000 that have not been collected as of March 28, 1997. We were unable to obtain sufficient, competent, evidential matter to satisfy ourselves as to the collectibility of these accounts receivable. Management believes these accounts receivable are collectible.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain sufficient, competent, evidential matter to assess management's assessment of the collectibility of the aforementioned accounts receivable, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staffing Resources, Inc. as of December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 17 to the consolidated financial statements, during the year ended December 31, 1996, the Company changed its method of accounting for staff employees' vacation accruals and adjusted its previously reported December 31, 1995 retained earnings for this change in accounting and for understatements of its workers' compensation claim accrual and its accounts payable.

Coopers & Lybrand L.L.P.

Dallas, Texas
March 31, 1997

                        Noel Group, Inc. and Subsidiaries            SCHEDULE II
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 1996, 1995 and 1994
                             (dollars in thousands)

Column A                                   Column B                          Column C                        Column D     Column E
                                                                            Additions
                                                       ----------------------------------------------------
                                                              (1)             (2)             (3)
                                                                                          Acquisition
                                           Balance         Charged to     Charged to    Cost Allocated       Payments    Balance at
                                         Beginning of      Costs and         Other         to Assets           and         End of
Description                                 Period          Expenses       Accounts        Purchased         Charges       Period
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996
  Allowance for doubtful accounts             $2,013           $  724         $    -            $    -       $907 (a)       $1,830
  Allowance for returns and discounts         $  854           $1,181         $    -            $    -       $147 (a)       $1,888
  Inventory reserve                                                                                          $641 (a)
                                              $3,113           $  274         $  135            $1,800       $974 (b)       $3,707

Year Ended December 31, 1995
  Allowance for doubtful accounts             $2,075           $  823         $  433            $  161     $1,479 (a)       $2,013
  Allowance for returns and discounts         $1,017           $  289         $    -            $    -     $  452 (a)       $  854
  Inventory reserve                           $2,247           $2,190         $  399            $    -     $1,723 (a)       $3,113

Year Ended December 31, 1994
  Allowance for doubtful accounts             $  722           $  645         $    -            $1,433     $  725 (a)       $2,075
  Allowance for returns and discounts         $    -           $  481         $   80            $  943     $  487 (a)       $1,017
  Inventory reserve                           $1,361           $  284         $  101            $  917     $  416 (a)       $2,247


(a) Write-Offs
(b) Dispositions

                                INDEX OF EXHIBITS

Item No.                Item Title                                                                              Exhibit No.
--------                ----------                                                                              -----------
(2)                     Plan of acquisition, reorganization, arrangement, liquidation or succession:

                        (A)  Stock Purchase Agreement dated as of December 18, 1996 by and among                   (a)
                             Noel Group, Inc., Automatic Data Processing, Inc. and HealthPlan Services

                             Corporation.

                        (B)  Plan of Complete Liquidation and Dissolution of Noel Group, Inc.                      (b)

(3)                     Articles of Incorporation and By-Laws:

                        (A)  Certificate of Incorporation, as amended.                                             (c)

                        (B)  Composite copy of the Certificate of Incorporation, as amended.                       (d)

                        (C)  By-Laws, as amended and restated.                                                     (e)

(4)                     Instruments defining the rights of security holders, including indentures:

                        (A)  Excerpts from Certificate of Incorporation, as amended.                               (c)

                        (B)  Excerpts from By-Laws, as amended and restated.                                       (e)

(9)                     Voting Trust Agreements:  None

(10)                    Material Contracts:

                        (A)  Noel Group, Inc. Retirement Plan (401(k) Plan), as amended.                           (f)

                        (B)  Noel Group, Inc. 1995 Stock Option Plan.                                              (g)

                        (C)  Noel Group, Inc. 1995 Non-Employee Directors' Plan.                                   (g)

                        (D)  Common Stock Purchase Warrant granted January 4, 1995 to Joseph S.                    (e)
                               DiMartino.

                        (E)  Employment Agreement dated as of February 15, 1995, by and between                    (e)
                               Noel Group, Inc. and Joseph S. DiMartino.

                        (F)  Employment Agreement dated as of March 20, 1995 by and between Noel                   (h)
                               Group, Inc. and Stanley R. Rawn, Jr.

                        (G)  Common Stock Purchase Warrant granted March 9, 1995 to Stanley R.                     (h)
                               Rawn, Jr.


Item No.                Item Title                                                                            Exhibit No.
--------                ----------                                                                            -----------
                        (H)  Letter Agreement dated March 22, 1995 by and between Noel Group, Inc.                 (e)
                               and Karen Brenner with respect to Ms. Brenner serving as Chairman and
                               Acting Chief Executive Officer of Lincoln Snacks Company.

                        (I)  Letter Agreement dated March 1, 1996 by and between Noel Group, Inc.                  (f)
                              and Karen Brenner with respect to Ms. Brenner's employment by Noel.

                        (J)  Letter Agreements dated March 9, 1995 by and between Noel Group, Inc.                 (e)
                              and William L. Bennett.

                        (K)  Sublease Agreement dated January 1, 1995 by and between The Prospect                  (f)
                              Group, Inc. and Noel Group, Inc.

                        (L)  Life Insurance Agreement dated July 27, 1995 between Noel Group, Inc.                 (f)
                              and Howard M. Stein as Trustee u/a dated June 10, 1993 between
                              Joseph S. DiMartino, Grantor and Howard M. Stein, Trustee.

                        (M)   Assignment of Life Insurance  Policy as Collateral                                   (f)
                              dated as of July 27,  1995  by  Howard  M.   Stein
                              as Trustee u/a dated June 10, 1993 between  Joseph
                              S.   DiMartino,   Grantor  and  Howard  M.  Stein,
                              Trustee, to Noel Group, Inc.

                        (N)  Life Insurance Agreement dated as of May 17, 1995 between Noel Group,                 (h)
                              Inc. and Karen Brenner.

                        (O)   Assignment of Life Insurance  Policy as Collateral                                   (h)
                              dated as of May 17,  1995  by  Karen   Brenner  to
                              Noel Group, Inc.

                        (P)  Tax Allocation Agreement dated as of January 20, 1995 by and between                  (f)
                              Noel Group, Inc. and Carlyle Industries, Inc.

                        (Q)   Exclusive  Distribution  Agreement  dated  June 6,                                   (h)
                              1995   between   Lincoln   Snacks   Company    and
                              Planters' Company, a unit of Nabisco, Inc.

                        (R)  Tender and Option Agreement dated November 13, 1995 by and among                      (i)
                              Blount, Inc., S.O.C. Corporation, Noel Group, Inc. and The Forschner
                              Group, Inc.

                        (S)  Asset Purchase Agreement dated as of December 12, 1996 among Carlyle                    (j)
                             Heminway Company, Inc., certain of its subsidiaries, Hicking Pentecost
                             PCC and HP Belt-Acquisition Corporation.


Item No.                Item Title                                                                            Exhibit No.
--------                ----------                                                                            -----------
(11)                    Statement re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(12)                    Statements re Computation of Ratios:  Not Applicable.

(13)                    Annual Report to security holders:  Not Applicable

(16)                    Letter re Change in Certifying Accountant:  Not Applicable.

(18)                    Letter re Change in Accounting Principles:  Not Applicable.

(21)                    Subsidiaries of the registrant.                                                            (21)

(22)                    Published Report re Matters Submitted to Vote of Security Holders:  Not
                        Applicable

(23)                    Consent of Arthur Andersen LLP                                                             (23)-1

                        Consent of Price Waterhouse LLP                                                            (23)-2

                        Consent of Coopers & Lybrand L.L.P.                                                        (23)-3

                        Consent of Coopers & Lybrand L.L.P.                                                        (23)-4

(24)                    Power of Attorney:  Not Applicable

(27)                    Financial Data Schedules                                                                   (27)

(28)                    Information from Reports Furnished to State Insurance Regulatory Authorities:
                        None

(99)                    Additional Exhibits:  None

--------------
(a) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated February 7, 1997 and is incorporated herein by reference.

(b) This exhibit was filed as an exhibit to the Company's Proxy Statement for the Special Meeting of Shareholders held on March 19, 1997 and is incorporated herein by reference.

(c) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1, Registration No. 33-44178, effective January 29, 1992, and are incorporated herein by reference.

(d) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and are incorporated herein by reference.

(e) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by reference.

(f) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and are incorporated herein by reference.

(g) These exhibits were filed as exhibits to the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders and are incorporated herein by reference.

(h) These exhibits were filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and are incorporated herein by reference.

(i) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated December 29, 1995, and is incorporated herein by reference.

(j) This exhibit was filed as an exhibit to the Proxy Statement for the Special Meeting of Stockholders of Belding Heminway Company, Inc. held on March 26, 1997, and is incorporated herein by reference.

                           STATEMENT OF DIFFERENCES
                           ------------------------
     The trademark symbol shall be expressed as .................... 'tm'
     The registered trademark symbol shall be expressed as .........  'r'