Form 10-Q
period 1997-03-31
NOEL GROUP INC
filed 1997-05-15
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                               Yes X       No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                     Outstanding at May 9, 1997
-----------------------------                         --------------------------
Common Stock - $.10 Par Value                                 20,421,039

                        NOEL GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                             Page No.
PART I - FINANCIAL INFORMATION

Item 1.           Statement of Net Assets in Liquidation (Liquidation Basis)
                  March 31, 1997                                                                3

                  Consolidated Balance Sheet (Going-Concern Basis)
                  December 31, 1996                                                             4

                  Consolidated Statements of Operations (Going-Concern Basis)
                  Three Months Ended March 31, 1997 and 1996                                    5

                  Condensed Consolidated Statements of Cash Flows (Going-Concern
                  Basis) Three Months Ended March 31, 1997 and 1996                             6

                  Notes to Financial Statements                                                 7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         15

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                             19

Item 3.           Defaults upon Senior Securities                                               19

Item 4.           Submission of Matters to a Vote of Security Holders                           19

Item 6.           Exhibits and Reports on Form 8-K                                              19

                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NOEL GROUP, INC.
           STATEMENT OF NET ASSETS IN LIQUIDATION (Liquidation Basis)
                                 MARCH 31, 1997
           (Unaudited, dollars in thousands except per share amounts)

                                                                 March 31,
                                                                   1997
                                                               -----------
Assets

Cash and cash equivalents                                      $    22,150
Short-term investments                                              11,739
                                                               -----------
Total cash and short-term investments                               33,889

Investments (Note 2)                                               141,708

Other assets                                                         2,021
                                                               -----------
                                                                   177,618
                                                               -----------
Liabilities

Accounts payable                                                       169
Accrued expenses (Note 4)                                            9,457
Income taxes (Note 3)                                                9,639
                                                               -----------
                                                                    19,265
                                                               -----------

Net assets in liquidation before options and warrants          $   158,353
                                                               ===========

Number of common shares outstanding                             20,421,039
                                                               ===========

Net assets in liquidation per outstanding share                      $7.75
                                                                     =====

Dilution for Options and Warrants (Note 6):

   Net assets in liquidation after options and warrants        $   172,915
                                                               ===========

   Number of diluted common shares outstanding                  23,230,588
                                                               ===========

   Net assets in liquidation per diluted share                       $7.44
                                                                     =====



The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Going-Concern Basis)
                    (Dollars in thousands, except par values)

                                                              December 31,
                                                                  1996
                                                              ------------
Assets

Current Assets:
  Cash and cash equivalents                                    $   1,117
  Short-term investments                                           8,983
  Accounts receivable, less allowance of $3,718                   24,023
  Inventories                                                     34,157
  Other current assets                                             4,232
                                                               ---------
Total Current Assets                                              72,512

Equity investments                                                68,026
Other investments                                                    639
Property, plant and equipment, net                                37,671
Intangible assets, net                                            46,015
Other assets                                                       5,658
                                                               ---------
Total Assets                                                   $ 230,521
                                                               =========
Liabilities and Stockholders' Equity

Current Liabilities:
  Current portion of long-term debt                            $   4,719
  Trade accounts payable                                          13,226
  Accrued compensation and benefits                                5,567
  Net liabilities of discontinued operations                       3,597
  Other current liabilities                                        8,417
                                                               ---------
Total Current Liabilities                                         35,526

Long-term debt                                                    60,983
Other long-term liabilities                                       29,085
Minority interest                                                  7,567
                                                               ---------
Total Liabilities                                                133,161
                                                               ---------
Stockholders' Equity:
  Preferred stock, $.10 par value, 2,000,000 shares
    authorized, none outstanding                                     -
  Common stock, $.10 par value, 48,000,000 shares
    authorized, 20,222,642 issued                                  2,022
  Capital in excess of par value                                 211,633
  Accumulated deficit                                           (115,123)
  Cumulative translation adjustment                                 (481)
  Treasury stock at cost, 34,937 shares                             (691)
                                                               ---------
Total Stockholder's Equity                                        97,360
                                                               ---------
Total Liabilities and Stockholder's Equity                     $ 230,521
                                                               =========

    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations (Going-Concern Basis)
                          Three Months Ended March 31,
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                     1997              1996
                                                                 ------------      ------------
Sales                                                             $    38,473       $    43,119

Cost and Expense Items:
  Cost of sales                                                        20,711            24,595
  Selling, general, administrative and other expenses                  17,201            16,716
  Depreciation and amortization                                           862               984
                                                                   ----------        ----------
                                                                       38,774            42,295
                                                                   ----------        ----------
 Operating income  (loss)                                                (301)              824
                                                                   ----------        ----------
Other Income (Expense):
  Gain on sale of investment                                           15,098               -
  Loss on disposal of Carlyle's thread division                        (4,364)              -
  Other income                                                            218               259
  Income from equity investments                                         (354)            1,369
  Interest expense                                                     (1,670)           (1,935)
  Minority interest                                                       501              (173)
                                                                   ----------        ----------
                                                                        9,429              (480)
                                                                   ----------        ----------

Income from continuing operations before income taxes                   9,128               344

Provision for income taxes                                            (10,437)             (641)
                                                                   ----------        ----------

Loss from continuing operations                                        (1,309)             (297)

Income from discontinued operations                                       -                  42

                                                                   ----------        ----------
Net loss                                                              ($1,309)            ($255)
                                                                   ==========        ==========

Earnings (Loss) per common and common equivalent share from:

  Continuing operations                                                ($0.06)           ($0.01)
  Discontinued operations                                                0.00              0.00
                                                                   ----------        ----------
  Net loss                                                             ($0.06)           ($0.01)
                                                                   ==========        ==========


Weighted average common and common equivalent shares               20,421,039        20,192,233
                                                                   ==========        ==========

The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Cash Flows (Going-Concern Basis)
                                   (Unaudited)
                          Three Months Ended March 31,
                             (dollars in thousands)

                                                                  1997          1996
                                                                ---------     ---------
Net cash used for operating activities                          ($ 5,973)     ($ 4,508)

Cash Flows from Investing Activities:
  Sales (Purchases) of short-term investments, net                (2,752)        4,582
  Sales (Purchases) of investments                                26,400        (3,922)
  Proceeds from sale of Carlyle's thread division                 51,924           -
  Purchases of property, plant and equipment                        (722)         (667)
  Other, net                                                        (148)         (706)
                                                                --------      --------
Net cash provided from (used for) investing activities            74,702          (713)
                                                                --------      --------
Cash Flows from Financing Activities:
  Borrowings from revolving credit line and long-term debt        41,146        32,107
  Repayments under revolving credit line and long-term debt      (76,659)      (30,329)
  Reductions of long-term liabilities                                (37)         (229)
  Issuance of common stock, net                                      886           -
                                                                --------      --------
Net cash provided from (used for) financing activities           (34,664)        1,549
Effect of exchange rates on cash                                     (11)           (3)
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents            $ 34,054      ($ 3,675)
                                                                ========      ========

Supplemental Disclosure of Cash Flow Information:

   Interest paid                                                $  1,993      $  2,178
                                                                ========      ========
   Taxes paid                                                        $43          $600
                                                                ========      ========


The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1997

                                   (UNAUDITED)

LIQUIDATION BASIS STATEMENTS

1.       PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION:

         On March 19, 1997, the shareholders of Noel Group, Inc. ("Noel") approved a Plan of Complete Liquidation and Dissolution (the "Plan"), which was adopted by Noel's Board of Directors on May 21, 1996. Under the Plan, Noel will be liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders.

         As a result, Noel has adopted the liquidation basis of accounting as of March 31, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note 2 for a specific discussion of the methods used to determine estimated net realizable values of investments.

         The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual market prices of any securities distributed in-kind when they are distributed, the actual proceeds from the sale of any of Noel's assets, the ultimate settlement amounts of Noel's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, the amount of income earned on Noel's cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of distributions.

         The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the provisions of the Plan based on the assumptions set forth in the accompanying notes. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Accordingly, it is not possible to predict the aggregate net values ultimately distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock has generally traded or is expected to trade in the future.

2.       INVESTMENTS:

         Investments are recorded at their estimated net realizable value in liquidation. For investments where a public market exists, and the entity is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, the estimated liquidation-basis amount is calculated by multiplying the market price by the number of shares owned without adjustment for whether the shares owned are registered for sale, any other restriction on transfer, control premiums, or whether the market has sufficient liquidity to support the sale of the volume of securities owned at the quoted prices.

         This valuation may not be reflective of actual amounts obtained when and if these investments are distributed or of prices that might be obtained in actual future transactions. Because of the inherent uncertainty of the valuation of securities both where a public market exists and where it does not exist, the amounts shown may materially differ from actual amounts which may be received in the future.

         Noel's holding of the common shares of Carlyle Industries, Inc. ("Carlyle"), Lincoln Snacks Company ("Lincoln") and Staffing Resources, Inc. ("Staffing") are unregistered except for 421,000 shares of Lincoln which are subject to restrictions under Rule 144.

         HealthPlan Services Corporation ("HPS") and Carlyle trade on the New York Stock Exchange under the symbols HPS and CRL, respectively. Lincoln trades on the Nasdaq Stock Market's Small Cap Market under the symbol SNAX.

                                                                                 Estimated
                                                                              Liquidation-Basis
                                         Common            Price Per               Amount
                                         Shares              Share              March 31,1997
                                         ------              -----             -------------
                                          (Dollars in thousands, except per share amounts)
HPS (retained)(a)                         521,171            $16.875              $  8,795
HPS (distributed) (b)                   3,754,675             14.375                53,973
Staffing (c)                            2,026,104              9.100                18,438
Carlyle preferred stock(d)                                                          22,050
Carlyle common stock(a)                 2,205,814              2.109                 4,653
Curtis Industries, Inc. (e)                                                         18,456
Ferrovia Novoeste, S.A.  (f)                                                         8,000
Lincoln (a)                             3,769,755              1.250                 4,712
Other holdings                                                                       2,631
                                                                                  --------
Estimated liquidation-basis amount                                                $141,708
                                                                                  ========

-------------

(a) Recorded based on the closing price of the common stock on March 31, 1997. Using the closing market prices on May 7, 1997, these investments would have been valued as follows (dollars in thousands except per share amounts):

                                                            Estimated
                               Closing Price         Liquidation-Basis Amount
                                May 7, 1997                 May 7, 1997
                                -----------                 -----------
HPS (retained)                   $16.125                      $8,404

Carlyle                            1.875                       4,136

Lincoln                            1.125                       4,241

(b) Recorded based upon the market price on April 25, 1997, the date of distribution to Noel shareholders. See Note 8.

(c) Staffing is recorded at the closing over-the-counter bid price of $13.00 on March 31, 1997, discounted by 30%. The discount for Staffing reflects the limited trading market for such shares, the fact that Staffing is not subject to periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and the fact that Noel's shares of Staffing are unregistered. The closing bid price on May 7, 1997, discounted by 30% was $8.75 per common share.

(d) Recorded at the liquidation preference of the preferred shares which includes accumulated, unpaid dividends of $2,737,000 through March 31, 1997. Noel management currently estimates that the Carlyle preferred stock will be realized at its liquidation preference in connection with the execution of the Plan. Realization of the liquidation preference is dependent upon the preferred stock being redeemed by the issuer which may take more than one year from the date the Plan was approved.

         Carlyle is currently in default of its obligations to the holders of its preferred stock to the extent of its legally available funds. Carlyle expects to enter into discussions with Noel with a view to satisfying its obligations to Carlyle's preferred stockholders in accordance with the terms of its charter to the extent consistent with Carlyle's resources. Carlyle may also enter into negotiations to modify the terms of preferred stock, although Carlyle has not yet determined to do so. If such negotiations are commenced, they may result in an acceleration of the redemption of the preferred stock or other modifications to the terms of the preferred stock.

         Carlyle intends to fulfill its obligation to the preferred stockholders as required by Carlyle's charter to the extent that Carlyle has cash resources in excess of those required to operate its business. Carlyle does not currently have such excess resources. Its ability to make payments on its preferred stock obligations in the future will depend on Carlyle's future cash flow, the timing of the settlement of its liabilities, the outcome of the negotiations with Noel described above, and the ability of Carlyle to obtain financing, which it has not yet determined to seek. In addition, as Carlyle has agreed to notify the Pension Benefit Guarantee Corporation ("PBGC") prior to making any redemption payments; Carlyle's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to Carlyle's unfunded liability to its defined benefit plan.

(e) Recorded at the liquidation preference of the Curtis Industries, Inc., ("Curtis") preferred shares which includes accumulated, unpaid dividends of $4,446,000 at March 31, 1997. Noel management currently estimates that the Curtis preferred stock will be realized at its liquidation preference, in connection with the execution of the Plan. However, Curtis' loan covenants currently prohibit any payments on the preferred stock. Realization of the liquidation preference is dependent upon the preferred stock being redeemed by the issuer which may take more than one year from the date the Plan was approved. However, based on Curtis' current financial position and results of operations, Noel management believes that the loan restrictions will be satisfied and that the liquidation value will be realized in a reasonable period of time following the approval of the Plan. There can be no assurance that a lesser amount will not be realized. If it is not possible to satisfy the loan restrictions in a reasonable period of time following approval of the plan, it is likely that a lesser amount will be realized.

         No value has been assigned to Noel's holding of approximately 62% of the outstanding shares of Curtis common stock. Curtis has a history of operating losses, the common stock has a negative book value, and there is no public market for Curtis common stock. As a result of these factors, management is unable to reliably estimate the value, if any, of the Curtis common stock.

(f) Recorded at cost. This investment was made in March and June of 1996. Ferrovia Novoeste, S.A., ("Novoeste") was organized to acquire a railroad in Brazil via a privatization transaction. In the absence of a ready market, Noel management believes that cost is the best indicator of the value of this investment. Realization of this investment is dependent upon establishing successful operations as a private company in Brazil or sale by Noel of its interest in Novoeste and is subject to the risks of operations in Brazil, including foreign currency risks. The actual amount realized for this investment could be lower or higher than the amount recorded.

3.       INCOME TAXES:

         All income tax accounts have been restated at March 31, 1997, to reflect the liquidation basis of accounting. The estimated tax liability reflects income taxes at a 35% rate which would become payable if the assets were realized and liabilities settled at the amounts shown. The estimate is subject to significant variation if, among other things, the actual values of assets distributed or sold varies from current estimates. The components of the income tax liability at March 31, 1997, are as follows (dollars in thousands):

             Net unrealized gain                         $10,784
             Net realized capital gain                     4,503
             Net operating loss carryforwards             (3,284)
             Net operating loss projected                 (2,364)
                                                        --------
                      Total income tax liability         $ 9,639
                                                        ========

4.       ACCRUED EXPENSES:

         Accrued expenses include estimates of costs to be incurred in carrying out the Plan and provisions for known liabilities. These costs include a provision for costs to be incurred in connection with the distribution and sale of Noel's investments including legal and investment banking fees and salaries and related expenses of officers and employees assigned to effect the sale or distribution of specific investments.

         The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and contingencies. Projected operating costs through the completion of Noel's final liquidation are included in accrued expenses net of estimated interest income of $750,000 on Noel's cash and cash equivalents and short-term investments. However, reductions in interest rates, the timing of future distributions and other factors may reduce the amount of interest and investment income such that an additional accrual for operating expenses may be required in the future.

5.       ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION BASIS OF ACCOUNTING:

         Shareholders' equity at March 31, 1997, (Going-Concern Basis)            $ 98,603
                                                                                  --------
         To increase investments to estimated net realizable values                 71,307
         To increase liabilities to anticipated settlement amounts                  (8,939)
         To adjust other assets                                                     (2,618)
                                                                                  --------
         Total adjustments                                                          59,750
                                                                                  --------
         Net assets in liquidation at March 31, 1997 (Liquidation Basis)          $158,353
                                                                                  ========

6.       OPTIONS AND WARRANTS:

         At March 31, 1997, there were 2,840,107 options and warrants outstanding for the purchase of Noel Common Stock.

         The calculation of the fully diluted net assets in liquidation assumes that the options and warrants, which are currently in the money, are exercised in accordance with their terms on March 31, 1997. Upon exercise, Noel would receive $12,569,000 in cash for the net exercise proceeds, issue 2,809,549 shares of Noel Common Stock and generate a $1,993,000 income tax benefit related to the compensation expense. The Compensation Committee of the Board of Directors is currently evaluating a number of alternatives for settling the outstanding options and warrants. The dilutive impact of the alternatives under consideration on the net asset value per share of Noel Common Stock would be equal to, or less than the dilution shown.

7.       COMMITMENTS AND CONTINGENCIES:

         The Company is involved in various legal proceedings generally incidental to its businesses. While the result of any litigation contains an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position.

8.       SUBSEQUENT EVENT:

         Pursuant to the Plan, on April 25, 1997, Noel distributed 3,754,675 shares of HPS common stock valued at $14.375 per share for a total value of $53,973,000 to shareholders of record on April 18, 1997. The distribution rate was 0.1838631 share of HPS common stock per share of Noel Common Stock.

         On the date of Noel's distribution of its HPS common stock to Noel shareholders, Noel retained 521,171 shares of HPS common stock, the pro rata number of HPS common shares which would have been distributed had the outstanding options and warrants to purchase Noel Common Stock been exercised prior to the date of the distribution. The shares of HPS common stock were retained for possible transfer to certain option and/or warrant holders in connection with the exercise or settlement of the outstanding options and warrants. The pro forma adjustment to the total net assets in liquidation includes an additional reduction of $8,717,000 which is the value of the HPS shares to be issued to option and warrant holders upon the exercise of the options and warrants.

         The pro forma impact of the HPS distribution on Noel's net asset value in liquidation at March 31, 1997, is as follows (dollars in thousands, except per share amounts):

                                                                        Pro Forma,
                                                                   Post-HPS Distribution
                                                                   ---------------------
         Net assets in liquidation before options and warrants            $104,380
         Net assets in liquidation per outstanding share                     $5.11

         Net assets in liquidation after options and warrants             $110,225
         Net assets in liquidation per diluted share                         $4.74

GOING CONCERN BASIS STATEMENTS

9.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

         The consolidated financial statements included in this Form 10-Q have been prepared by Noel without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Noel's 1996 annual report. In the opinion of management, the information furnished reflects all adjustments which are necessary to present fairly such information. These adjustments, except as otherwise disclosed, consist only of normal recurring adjustments.

CONSOLIDATION

         The consolidated financial statements include the accounts of Noel and its subsidiaries, Carlyle, Curtis, and Lincoln, after the elimination of significant intercompany transactions.

SEASONALITY

         The results of operations for the three months ended March 31, 1997, may not be indicative of the operating results for the full year. Lincoln's business is seasonal, with the third and fourth calendar quarters historically showing higher sales.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings (Loss) per share is computed based on the weighted average number of shares of Noel Common Stock and dilutive equivalents outstanding during the respective periods. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. In computing dilutive equivalents under the treasury stock method, the average price of common stock during the period is used for primary earnings per share and the period-end price is used for fully diluted earnings per share. For the three months ended March 31, 1997 and 1996, earnings per share is based on outstanding shares since the effect of common stock equivalents is antidilutive.

10. SUBSIDIARIES AND INVESTMENTS:

         On March 26, 1997, pursuant to an asset purchase agreement dated as of December 12, 1996, Carlyle sold its thread division to Hicking Pentecost PLC for aggregate cash consideration of approximately $54,900,000, of which approximately $3,000,000 was placed in escrow subject to certain post-closing adjustments. The loss on disposal on the sale of this division was $4,364,000. In connection with this sale, Carlyle repaid all of its outstanding bank debt using proceeds received in the transaction. No penalties were incurred by Carlyle in connection with this prepayment. In addition, Carlyle will be obligated to pay approximately $8,500,000 of income taxes related to the tax gain resulting from this transaction. Nondeductible goodwill associated with the thread division amounting to approximately $18,000,000 was written off as of the date of sale.

         On February 7, 1997, pursuant to an agreement dated December 18, 1996, by and among Noel, Automated Data Processing, Inc. ("ADP") and HPS, Noel sold to ADP 1,320,000 shares of common stock of HPS for an aggregate purchase price of $26,400,000 in cash. Following the transaction, Noel's ownership percentage of HPS dropped to approximately 26%.

         Summarized income statement information for HPS for the three months ended March 31, 1997 and 1996 is as follows (dollars in thousands):

                                         1997            1996
                                       -------          -------
 Revenue from services                 $73,593          $31,008
                                       =======          =======
 Operating costs and expenses          $67,355          $25,527
                                       =======          =======
 Net income                            $ 2,799          $ 3,334
                                       =======          ========

         Summarized income statement information for Novoeste for the three months ended March 31, 1997 is as follows (dollars in thousands):

 Revenue                               $ 6,858
                                       =======
 Operating costs and expenses          $ 7,877
                                       =======
 Net loss                              $(2,705)
                                       =======

         Summarized income statement information for Staffing for the three months ended March 31, 1997 is as follows (dollars in thousands):

 Revenue                               $73,711
                                       =======
 Operating costs and expenses          $74,370
                                       =======
 Net loss                              $(1,527)
                                       =======

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Noel Group, Inc.

         On March 31, 1997, Noel had cash and cash equivalents and short-term investments of $33.9 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and to meet its other obligations.

         Pursuant to the Plan, subject to the payment or the provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution.

         Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements through the completion of the Plan. Noel expects that its operating subsidiaries will be able to meet their own working capital requirements, including debt service. Subject to the restrictions set forth in the Plan, if an operating company requires additional funding for the purpose of making an acquisition or to otherwise support growth, or suffers operating or cash flow deficits, a portion of Noel's liquidity may be utilized to fund such requirements.

         Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its subsidiaries. Except for Carlyle Industries, Inc. ("Carlyle"), Noel's subsidiaries are currently prohibited from paying dividends by existing borrowing agreements. Carlyle's ability to pay dividends may be adversely affected by an agreement with the Pension Benefit Guarantee Corporation, which requires at least 30 days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders at any time prior to March 31, 2002.

RESULTS OF OPERATIONS

General

         The results of operations for the three months ended March 31, 1997, may not be indicative of the operating results for the full year. The business of Lincoln Snacks Company ("Lincoln") is seasonal, with the third and fourth calendar quarters historically showing higher sales.

         HealthPlan Services Corporation ("HPS"), Ferrovia Novoeste, S.A. ("Novoeste") and Staffing Resources, Inc. ("Staffing") have no impact on the Company's liquidity and capital resources, since Noel has no obligation to fund their operations and they do not anticipate paying cash dividends in the foreseeable future. While these companies are included in the Company's financial statements on the equity method of accounting, the Company will record its proportional share of their income or loss. Noel's share of the income or losses for HPS, Novoeste and Staffing for the three months ended March 31, 1997 were $1.0 million, $.9 million and $.4 million, respectively.

         Noel and each of its subsidiaries file a separate federal income tax return. As a result, the income tax provisions recorded by certain subsidiaries cannot be offset by the losses reported by other entities on the Company's consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996

         Sales decreased by $4.6 million to $38.5 million primarily due to increased sales at Curtis Industries, Inc. ("Curtis") of $2.7 million offset by decreased sales at Carlyle of $7.4 million. Cost of sales decreased by $3.9 million to $20.7 million from $24.6 million in 1996, primarily due to increased cost of sales at Curtis of $1.5 million offset by decreased cost of sales at Carlyle of $5.5 million. Selling, general, administrative and other expenses increased by $.5 million to $17.2 million in 1997 from $16.7 million in 1996. Other income increased by $16.6 million primarily due to a gain recognized by Noel in 1997 on the sale of 1.3 million shares of HPS. Provision for income taxes increased $9.8 million due to increased tax provisions at Noel and Carlyle of $4.6 million and $5.2 million, respectively.

COMPARISON OF SEGMENTS:

GENERAL

         Noel and its subsidiaries are collectively referred to as the "Company". The discussion which follows analyzes the results for each of the Company's segments.

THREE MONTHS ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996

INDUSTRIAL THREADS AND BUTTONS (CARLYLE)

         As a result of the sale of Carlyle's thread division (See Note 10) on March 26, 1997, only two months of operating results from Carlyle's thread division are included in the first quarter results of operations in 1997 as compared to three full months during this same period in 1996.

         Sales during the first quarter of 1997 totaled $14.7 million as compared with $22.0 million during the first quarter of 1996. Sales in the consumer product segment decreased to $8.3 million as compared with $11.7 during the same period in 1996. Sales in the industrial product segment totaled $6.3 million as compared with $10.3 million during the first quarter of 1996. The decrease in both segment's sales was attributable to the sale of the thread division.

         The gross margin during the first quarter of 1997 totaled $4.2 million or 29.0% as compared with $6.1 million or 27.7% during the first quarter of 1996. Gross margin in the consumer product segment totaled $3.1 million or 36.9% as compared to $3.7 million or 31.5% in the first quarter of 1996. Gross margin in the industrial product segment totaled $1.2 million or 18.5% during the first quarter of 1997 as compared with $2.4 million or 23.4% during the first quarter of 1996. The decrease in both segment's gross margin dollars was primarily attributable to the sale of the thread division.

         Selling, general, and administrative expenses totaled $2.6 million as compared with $3.6 million during the same period in 1996. Selling, general, and administrative expenses in the consumer product segment totaled $1.1 million during the first quarter of 1997 as compared with $1.2 million during the first quarter of 1996. Selling, general and administrative expenses in the industrial product segment totaled $1.5 million during the first quarter of 1997 as compared with $2.5 million during the first quarter of 1996. The decrease in these expenses was primarily attributable to the sale of Carlyle's thread division.

FASTENERS AND SECURITY PRODUCTS DISTRIBUTION (CURTIS)

         On May 13, 1996, Curtis acquired the Mechanics Choice business of Avnet, Inc. for $6.5 million. Mechanics Choice is a distributor, selling industrial maintenance and repair operations products similar to the existing Curtis product line offering.

         Sales for the first quarter of 1997 increased $2.7 million or 15.8% to $19.5 million from $16.8 million in the first quarter of 1996. Sales from the Mechanics Choice division accounted for approximately $3 million of the increase.

         The gross margin percentage decreased to 64.6% in 1997 from 68.9% in 1996. Lower margins incurred by the Mechanics Choice division are responsible for the majority of the first quarter decline.

         For the first quarter of 1997, selling, general and administrative expenses, net of the IRS settlement discussed below, increased $.9 million from the comparable 1996 quarter. The majority of the first quarter increase is due to the added selling and distribution costs of the Mechanics Choice division.

         Following a field examination in 1995, the Internal Revenue Service ("IRS") alleged that as a result of certain tax law changes enacted in 1989 and 1991 Curtis' expense reimbursement policy for the field sales force did not meet the definition of an accountable plan, and thus contended all reimbursed expense for 1993 and 1994 should be treated as taxable wages. In April 1997, Curtis reached a settlement with the IRS in connection with the expense reimbursement policy requiring the payment of $1.0 million of taxes for 1993 through 1996. A $.9 million charge to record this settlement, net of reserves, was recorded in the first quarter of 1997.

SNACK FOODS (LINCOLN)

         On June 6, 1995, Lincoln entered into an exclusive distribution agreement with Planters Company, a division of Nabisco, Inc., ("Planters"), commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle'r' and Screaming Yellow Zonkers'r' ("the Products"). Under the agreement, requires Planters to purchase a minimum number of cases during each year ending on June 30.

         On February 28, 1997, this agreement was amended, extending the term until December 31, 1997, at which time the distribution arrangement will terminate. Under the amendment, Lincoln will resume sales and distribution of Screaming Yellow Zonkers on May 1, 1997. Although the amendment and extension contain provisions designed to effect a smooth transfer of the distribution business back to Lincoln, there can be no assurance as to the long-term effects of this transition.

         Sales of $4.3 million for the quarter ended March 31, 1997 were equal to sales in the corresponding period of 1996. Sales to Planters represented approximately 68% and 64% of sales for the quarter ended March 31, 1997 and 1996, respectively.

         Gross profit decreased $.1 million to $.9 million for the three months of 1997 versus $1.0 million in the corresponding period of 1996 due to the mix of products sold.

         Selling, general, and administrative expenses decreased approximately 13% or $.2 million to $.8 million in the quarter versus $1.0 million in the same period in 1996. These expenses decreased during this period primarily due to lower variable selling expenses relating to the mix of products sold.

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

         There are no pending material legal proceedings to which Noel or its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses, other than as disclosed in Noel's Form 10-K for the year ended December 31, 1996.

Item 3. - Defaults upon Senior Securities

a)       None

b) Noel is the holder of 19,312,837.5 shares (approximately 93%) of Series B Preferred Stock of Carlyle. Carlyle is in default of its obligations to the holders of such Preferred Stock to the extent of its legally available funds. As of March 31, 1997, the accrued but unpaid dividends amounted to $3,087,000.

Item 4. - Submission of Matters to a Vote of Security Holders

         A Special Meeting of Shareholders (the "Meeting") was held on March 19, 1997. At the Meeting the shareholders voted upon the approval of the Plan of Complete Liquidation and Dissolution of Noel, previously approved by the Board of Directors on May 21, 1996. At the Meeting the Plan was approved by the affirmative vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote. There were present in person or represented by proxy the holders of 13,654,765 shares of said common stock.

         The votes were cast as follows:

         Number of Votes For    Number of Votes Against   Number of Votes Abstained
         -------------------    -----------------------   -------------------------
              13,623,634                13,559                      17,572

Item 6. - Exhibits and Reports on Form 8-K

a)       Exhibits

Item No.          Item Title                                                                     Exhibit No.
--------          ----------                                                                     -----------
(2)               Plan of Complete Liquidation and Dissolution of Noel Group, Inc.                   (a)

(3)               Articles of Incorporation and By-Laws.

                  (A)      Certificate of Incorporation, as amended.                                 (b)

                  (B)      Composite copy of the Certificate of Incorporation,                       (c)
                           as amended.

                  (C)      By-Laws, as amended and restated.                                         (d)

(4)               Instruments defining the rights of security holders, including indentures.

                  (A)      Excerpts from Certificate of Incorporation, as amended.                   (b)

                  (B)      Excerpts from By-Laws, as amended and restated.                           (d)

(10)              Amendment to the Distribution Agreement dated February 28, 1997,                   (e)
                  between Lincoln Snacks Company and Planters Company (a unit of
                  Nabisco, Inc.).

(11)              Statement re: computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(15)              Not Applicable.

(18)              Not Applicable.

(19)              Not Applicable.

(22)              Not Applicable.

(23)              Not Applicable.

(24)              Not Applicable.

(27)              Not Applicable.

(99)              Not Applicable.

-------------------------

         (a) This exhibit was filed as an exhibit to the Company's Proxy Statement for the Special Meeting of Shareholders held on March 19, 1997.

         (b) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1, Registration No. 33-44178, effective January 29, 1992, and are incorporated herein by reference.

         (c) This exhibit was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference.

         (d) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by reference.

         (e) This exhibit was filed as an exhibit to the Quarterly Report on Form 10-Q of Lincoln Snacks for the period ended March 31, 1997, and is incorporated herein by reference.

b)       Reports on Form 8-K

         On February 21, 1997, Noel filed a Current Report on Form 8-K, reflecting in Item 2 thereof the sale of 1,320,000 shares of common stock, par value $.01 per share of HealthPlan Services Corporation at a price of $20 per share or $26.4 million in the aggregate.

                                   Signature

                                   NOEL GROUP, INC.

                                   Date: May 15, 1997

                                   By: /s/ Todd K. West
                                       --------------------------------------
                                       Todd K. West
                                       Vice President - Finance and Secretary
                                       (As both a duly authorized officer of
                                       Registrant and as chief financial officer
                                       of Registrant).

                           STATEMENT OF DIFFERENCES
                           ------------------------

    The registered trademark symbol shall be expressed as ..............'r'