Form 10-Q
period 1997-06-30
NOEL GROUP INC
filed 1997-08-14
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

COMMISSION FILE NUMBER 0-19737


                                NOEL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        13-2649262
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

667 Madison Avenue, New York, New York                                10021-8029
--------------------------------------                                ----------
(Address of principal executive offices)                              (Zip Code)

                                 (212) 371-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                               ______      ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at July 31, 1997
------------------------------                      ----------------------------
Common Stock - $.10 Par Value                                 20,567,757

                        NOEL GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                      Page No.

PART I - FINANCIAL INFORMATION

Item 1.        Statement of Net Assets in Liquidation (Liquidation Basis)
               June 30, 1997                                                           3

               Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
               Three Months Ended June 30, 1997                                        4

               Consolidated Balance Sheet (Going-Concern Basis)
               December 31, 1996                                                       5

               Consolidated Statements of Operations (Going-Concern Basis)
               Three Months Ended March 31, 1997 and 1996                              6

               Condensed Consolidated Statements of Cash Flows (Going-Concern
               Basis) Three Months Ended March 31, 1997 and 1996                       7

               Notes to Financial Statements                                           8

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   17

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                       21

Item 3.        Defaults upon Senior Securities                                         21

Item 4.        Submission of Matters to a Vote of Security Holders                     21

Item 6.        Exhibits and Reports on Form 8-K                                        22



                         PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                                NOEL GROUP, INC.
           STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      June 30,
                                                                        1997
                                                                     -----------

Assets

Cash and cash equivalents                                            $    20,343
Short-term investments                                                    11,755
                                                                     -----------
Total cash and short-term investments                                     32,098

Investments (Note 2)                                                      92,279

Other assets                                                               2,216
                                                                     -----------

Total assets                                                             126,593
                                                                     -----------

Liabilities

Accounts payable                                                              58
Accrued expenses (Note 5)                                                  8,396
Income taxes (Note 4)                                                     10,384
                                                                     -----------

Total liabilities                                                         18,838
                                                                     -----------

Net assets in liquidation before options and warrants                $   107,755
                                                                     ===========

Number of common shares outstanding                                   20,421,039
                                                                     ===========

Net assets in liquidation per outstanding share                      $      5.28
                                                                     ===========

Dilution for Options and Warrants (Note 7):

   Net assets in liquidation after options and warrants              $   100,545
                                                                     ===========

   Number of diluted common shares outstanding                        20,567,757
                                                                     ===========

   Net assets in liquidation per diluted share                             $4.89
                                                                     ===========


The accompanying notes are an integral part of this financial statement.

                                NOEL GROUP, INC.
      Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
                               Three Months Ended
                        (Unaudited, dollars in thousands)


                                                                               June 30,
                                                                                1997
                                                                             ---------
Net assets in liquidation at April 1 (Note 6)                                $ 158,353
Changes in estimated liquidation values of assets and liabilities (Note 3)       3,375
Distribution to shareholders (Note 9)                                          (53,973)
                                                                             ---------
Net assets in liquidation at June 30                                         $ 107,755
                                                                             =========












    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (GOING-CONCERN BASIS)
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)


                                                                                    December 31,
                                                                                        1996
                                                                                  ----------------

Assets

Current Assets:
  Cash and cash equivalents                                                        $   1,117
  Short-term investments                                                               8,983
  Accounts receivable, less allowance of $3,718                                       24,023
  Inventories                                                                         34,157
  Other current assets                                                                 4,232
                                                                                   ---------
Total Current Assets                                                                  72,512

Equity investments                                                                    68,026
Other investments                                                                        639
Property, plant and equipment, net                                                    37,671
Intangible assets, net                                                                46,015
Other assets                                                                           5,658
                                                                                   ---------
Total Assets                                                                       $ 230,521
                                                                                   =========

Liabilities and Stockholders' Equity

Current Liabilities:
  Current portion of long-term debt                                                $   4,719
  Trade accounts payable                                                              13,226
  Accrued compensation and benefits                                                    5,567
  Net liabilities of discontinued operations                                           3,597
  Other current liabilities                                                            8,417
                                                                                   ---------
Total Current Liabilities                                                             35,526

Long-term debt                                                                        60,983
Other long-term liabilities                                                           29,085
Minority interest                                                                      7,567
                                                                                   ---------
Total Liabilities                                                                    133,161
                                                                                   ---------

Stockholders' Equity:
  Preferred stock, $.10 par value, 2,000,000 shares authorized, none outstanding
  Common stock, $.10 par value, 48,000,000 shares authorized, 20,222,642 issued        2,022
  Capital in excess of par value                                                     211,633
  Accumulated deficit                                                               (115,123)
  Cumulative translation adjustment                                                     (481)
  Treasury stock at cost, 34,937 shares                                                 (691)
                                                                                   ---------
Total Stockholders' Equity                                                            97,360
                                                                                   ---------
Total Liabilities and Stockholders' Equity                                         $ 230,521
                                                                                   =========



    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (GOING-CONCERN BASIS)
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  1997                1996
                                                            ----------------     --------------

Sales                                                               $38,473         $43,119

Cost and Expense Items:
  Cost of sales                                                      20,711          24,595
  Selling, general, administrative and other expenses                17,201          16,716
  Depreciation and amortization                                         862             984
                                                               ------------    ------------
                                                                     38,774          42,295
                                                               ------------    ------------
 Operating income  (loss)                                              (301)            824
                                                               ------------    ------------

Other Income (Expense):
  Gain on sale of investment                                         15,098            --
  Loss on disposal of Carlyle's thread division                      (4,364)           --
  Other income                                                          218             259
  Income from equity investments                                       (354)          1,369
  Interest expense                                                   (1,670)         (1,935)
  Minority interest                                                     501            (173)
                                                               ------------    ------------

                                                                      9,429            (480)
                                                               ------------    ------------

Income from continuing operations before income taxes                 9,128             344
Provision for income taxes                                          (10,437)           (641)
                                                               ------------    ------------
Loss from continuing operations                                      (1,309)           (297)
Income from discontinued operations                                    --                42
                                                               ------------    ------------
Net loss                                                            ($1,309)          ($255)
                                                               ============    ============

Earnings (Loss) per common and common equivalent share from:
  Continuing operations                                              ($0.06)         ($0.01)
  Discontinued operations                                              0.00            0.00
                                                               ------------    ------------
  Net loss                                                           ($0.06)         ($0.01)
                                                               ============    ============

Weighted average common and common equivalent shares             20,421,039      20,192,233
                                                               ============    ============




   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING-CONCERN BASIS)
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)


                                                                  1997                1996
                                                            ----------------     --------------

Net cash used for operating activities                         ($5,973)             ($4,508)

Cash Flows from Investing Activities:
  Sales (Purchases) of short-term investments, net              (2,752)               4,582
  Sales (Purchases) of investments                              26,400               (3,922)
  Proceeds from sale of Carlyle's thread division               51,924                 --
  Purchases of property, plant and equipment                      (722)                (667)
  Other, net                                                      (148)                (706)
                                                              --------             --------

Net cash provided from (used for) investing activities          74,702                 (713)
                                                              --------             --------

Cash Flows from Financing Activities:
  Borrowings from revolving credit line and long-term debt      41,146               32,107
  Repayments under revolving credit line and long-term debt    (76,659)             (30,329)
  Reductions of long-term liabilities                              (37)                (229)
  Issuance of common stock, net                                    886                 --
                                                              --------             --------
Net cash provided from (used for) financing activities         (34,664)               1,549
Effect of exchange rates on cash                                   (11)                  (3)
                                                              --------             --------
Net increase (decrease) in cash and cash equivalents           $34,054              ($3,675)
                                                              ========             ========

Supplemental Disclosure of Cash Flow Information:

   Interest paid                                                $1,993               $2,178
                                                              ========             ========
   Taxes paid                                                      $43                 $600
                                                              ========             ========



   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1997
                                   (UNAUDITED)

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

        As a result, Noel adopted the liquidation basis of accounting as of March 31, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note 2 for a specific discussion of the methods used to determine estimated net realizable values of investments.

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


                                                                             Estimated Liquidation-
                                                Common           Price Per         Basis Amount
                                                Shares             Share           June 30,1997
                                                ------             -----           ------------

                                                   (Dollars in thousands, except per share amounts)

HPS (a)                                         412,601          $ 18.875           $ 7,788

HPS (for Noel options and warrants) (b)         108,570           18.6875             2,029

Staffing (c)                                  2,026,104            11.000            22,287

Carlyle preferred stock (d)                                                          22,343

Carlyle common stock (a)                      2,205,814             2.125             4,687

Curtis Industries, Inc. (e)                                                          18,456

Ferrovia Novoeste, S.A.  (f)                                                          8,000

Lincoln (a)                                   3,769,755            1.3125             4,948

Other holdings                                                                        1,741
                                                                                 ----------
Estimated liquidation-basis amount                                                  $92,279
                                                                                 ==========




-------------

(a) Recorded based on the closing price of the common stock on June 30, 1997. Using the closing market prices on August 7, 1997, these investments would have been valued as follows (dollars in thousands except per share amounts):


                                                                  Estimated
                               Closing Price       Liquidation-Basis Amount
                              August 7, 1997                  August 7, 1997
                              --------------                  --------------
          HPS                        $22.000                          $9,077
          Carlyle                      2.000                           4,412
          Lincoln                      1.125                           4,241


(b) Recorded based upon the market price on July 7, 1997, the date of the settlement of Noel's options and warrants. (See Note 7).

(c) Recorded based upon Noel's review of the analysis completed by Staffing and its independent advisors. This analysis determined Staffing's value based upon actual and projected results in relation to comparable companies. Compared to the quoted price on the limited trading market for Staffing shares, Noel believes that, at the present time, this analysis is a better estimate of the value in liquidation of its Staffing shares at June 30, 1997, because the trading market for Staffing is so limited, Staffing is not subject to periodic reporting requirements under the Securities Exchange Act of 1934, as amended and Noel's shares of Staffing are not registered to trade in this market. This valuation may not be reflective of actual amounts obtained when and if this investment is distributed or of prices that might be obtained in an actual future transaction. The closing over-the-counter bid price on June 30, 1997 and August 7, 1997, was $10.00 per common share of Staffing.

(d) Recorded at the liquidation preference of the preferred shares which includes accumulated, unpaid dividends of $3,031,000 through June 30, 1997. Noel management currently estimates that the Carlyle preferred stock will be realized at its liquidation preference in connection with the execution of the Plan. Realization of the liquidation preference is dependent upon the preferred stock being redeemed by the issuer which may take more than one year from the date the Plan was approved.

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

        Carlyle intends to fulfill its obligations to its preferred stockholders as required by Carlyle's charter to the extent that Carlyle has cash resources in excess of those required to operate its business. Carlyle does not currently have such excess resources. Its ability to make payments on its preferred stock obligations in the future will depend on Carlyle's future cash flow, the timing of the settlement of its liabilities, the outcome of the negotiations with Noel described above, and the ability of Carlyle to obtain financing. In addition, as Carlyle has agreed to notify the Pension Benefit Guarantee Corporation ("PBGC") prior to making any dividend or redemption payments, Carlyle's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to Carlyle's unfunded liability to its defined benefit plan.

(e) Recorded at the liquidation preference of the Curtis Industries, Inc., ("Curtis") preferred shares which includes accumulated, unpaid dividends of $4,446,000 through March 31, 1997. Noel management currently estimates that the Curtis preferred stock will be realized at its liquidation preference, in connection with the execution of the Plan. However, Curtis' loan covenants currently limit payments on the preferred stock, including a mandatory redemption of principal and accrued dividends of approximately $7,600,000 due on July 15, 1997.

        Realization of the liquidation preference is dependent upon the preferred stock being redeemed by Curtis which may take more than one year from the date the Plan was approved. However, based on Curtis' current financial position and results of operations, Noel management believes that the loan restrictions will be satisfied and that the liquidation value will be realized in a reasonable period of time from the date the Plan was approved. There can be no assurance that a lesser amount will not be realized. Curtis preferred stock is redeemable in five equal annual installments commencing July 15, 1997. If Noel management determines that cash realization in a shorter time frame is financially prudent, a lesser amount may be realized. If it is not possible to satisfy the loan restrictions in a reasonable period of time from the date the Plan was approved, it is likely that a lesser amount will be realized.

        No value has been assigned to Noel's holding of approximately 62% of the outstanding shares of Curtis common stock. Curtis has a history of operating losses, the common stock has a negative book value, and there is no public market for Curtis common stock. As a result of these factors, management is unable to reliably estimate the value, if any, of the Curtis common stock.

(f) Recorded at cost. This investment was made in March and June of 1996. Ferrovia Novoeste, S.A., ("Novoeste") was organized to acquire a railroad in Brazil via a privatization transaction. In the absence of a ready market, Noel management believes that cost is the best indicator of the value of this investment. Realization of this investment is dependent upon establishing successful operations as a private company in Brazil or a sale by Noel of its interest in Novoeste and is subject to the risks of operations in Brazil, including foreign currency risks. The actual amount realized for this investment could be lower or higher than the amount recorded.

3.      CHANGES IN NET ASSETS IN LIQUIDATION:

        The changes in the estimated liquidation values of assets and liabilities are as follows (dollars in thousands):


                                                         Three Months Ended
                                                            June 30, 1997
                                                         ------------------

               To adjust investments to estimated
               liquidation value, net                           $4,545

               To adjust estimated accrued expenses               (429)

               To adjust estimated income taxes                   (745)

               To adjust other assets                                4
                                                               -------
               Total adjustments                                $3,375
                                                               =======



4.      INCOME TAXES:

        The Income tax liability at June 30, 1997, reflects the liquidation basis of accounting. The estimated tax liability reflects income taxes at a 35% rate which would become payable if the assets were realized and liabilities settled at the amounts shown. The estimate is subject to significant variation if, among other things, the actual values of assets distributed or sold varies from current estimates. The components of the income tax liability at June 30, 1997, are as follows (dollars in thousands):



                                                      Three Months Ended
                                                         June 30, 1997
                                                      ------------------

               Net unrealized capital loss                  $(6,392)
               Net realized capital gain                     23,166
               Net operating loss carryforwards              (3,284)
               Net operating loss projected                  (3,106)
                                                           --------
                          Total income taxes                $10,384
                                                           ========


5.      ACCRUED EXPENSES:

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

        The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and contingencies. Projected operating costs through the completion of Noel's final liquidation are included in accrued expenses, net of estimated interest income of $500,000 on Noel's cash and cash equivalents and short-term investments. However, reductions in interest rates, the timing of future distributions and other factors may reduce the amount of interest and investment income such that an additional accrual for operating expenses may be required in the future.

        For the quarter ended June 30, 1997, the return on Noel's cash and cash equivalents and short-term investments was exceeded by operating expenses by $1,417,000. Noel's operating expenses for the quarter were as follows (dollars in thousands):


                                                   Three Months Ended
                                                      June 30, 1997
                                                   ------------------

               Salaries and benefits                       $522
               Rent and other office expenses               488
               Insurance                                    687
               Professional fees                            177
                                                         ------
                                                         $1,874
                                                         ======


6.      ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION BASIS OF ACCOUNTING:


     Shareholders' equity at March 31, 1997, (Going-Concern Basis)      $98,603
                                                                      ---------

     To increase investments to estimated net realizable values          71,307
     To increase liabilities to anticipated settlement amounts           (8,939)
     To adjust other assets                                              (2,618)
                                                                      ---------
     Total adjustments                                                   59,750
                                                                      ---------
     Net assets in liquidation at March 31, 1997 (Liquidation Basis)   $158,353
                                                                      =========



7.      OPTIONS AND WARRANTS:

        At June 30, 1997, there were 2,840,107 options and warrants outstanding for the purchase of Noel Common Stock.

        The calculation of the net assets in liquidation per diluted share at June 30, 1997, reflects the settlement and exercise of all of the outstanding in-the-money options and warrants on July 7, 1997, as authorized by the Stock Option and Compensation Committee of the Board of Directors. As a result of the settlement and exercise of the options and warrants, Noel issued 146,718 shares of Noel Common Stock, transferred 108,570 shares of HPS common stock, paid $10,121,000 in cash for payroll taxes and settlement amounts and received $722,000 in cash exercise proceeds. Noel's federal income tax benefit for the compensation expense related to the settlement was $4,218,000.

8.      COMMITMENTS AND CONTINGENCIES:

        Certain of Noel's holdings are involved in various legal proceedings generally incidental to their businesses. While the result of any litigation contains an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on Noel's financial position.

9.      DISTRIBUTION:

        Pursuant to the Plan, on April 25, 1997, Noel distributed 3,754,675 shares of HPS common stock valued at $14.375 per share for a total value of $53,973,000 to shareholders of record on April 18, 1997. The distribution rate was 0.1838631 share of HPS common stock per share of Noel Common Stock and the value of the distribution was $2.64 per share of Noel Common Stock.

        On the date of this distribution, Noel retained 521,171 shares of HPS common stock, the pro rata number of HPS common shares which would have been distributed had the outstanding options and warrants to purchase Noel Common Stock been exercised prior to the record date of the distribution. The shares of HPS common stock were retained for possible transfer to certain option and/or warrant holders in connection with the exercise or settlement of the outstanding options and warrants. The settlement of the outstanding options and warrants to purchase Noel Common Stock on July 7, 1997, required 108,570 shares of HPS common. The remaining 412,601 shares of HPS common stock will be either sold or distributed to Noel shareholders.

GOING CONCERN BASIS STATEMENTS

10.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

11.     SUBSIDIARIES AND INVESTMENTS:

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

        Summarized income statement information for HPS for the three months ended March 31, 1997 and 1996 is as follows (dollars in thousands):

                                                   1997            1996
                                                  ------          -----
 Revenue from services                            $73,593        $31,008
                                                  =======        =======
 Operating costs and expenses                     $67,355        $25,527
                                                  =======        =======
 Net income                                        $2,799         $3,334
                                                   ======         ======



        Summarized income statement information for Novoeste for the three months ended March 31, 1997 is as follows (dollars in thousands):



 Revenue                                                         $ 6,858
                                                                 =======
 Operating costs and expenses                                    $ 7,877
                                                                 =======
 Net loss                                                        $(2,705)
                                                                 =======


        Summarized income statement information for Staffing for the three months ended March 31, 1997 is as follows (dollars in thousands):


Revenue                                                          $73,711
                                                                 =======

Operating costs and expenses                                     $74,370
                                                                 =======

Net loss                                                         $(1,527)
                                                                 =======


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Noel Group, Inc.

        On June 30, 1997, Noel had cash and cash equivalents and short-term investments of $32.1 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and to meet its other obligations.

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

SNACK FOODS (LINCOLN)

        On June 6, 1995, Lincoln entered into an exclusive distribution agreement with Planters Company, a division of Nabisco, Inc., ("Planters"), commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle'r' and Screaming Yellow Zonkers'r' ("the Products"). Under the agreement, Planters is required to purchase a minimum number of cases during each year ending on June 30.

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

Item 3. - Defaults upon Senior Securities

a)      None

b) Noel is the holder of 19,312,837.5 shares (approximately 93%) of Series B Preferred Stock of Carlyle. Carlyle is in default of its obligations to the holders of such Preferred Stock to the extent of its legally available funds. As of June 30, 1997, the accrued but unpaid dividends amounted to $3,444,000.

Item 4. - Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders (the "Meeting") was held on May 20, 1997. At the Meeting the shareholders voted upon the election of ten directors, with all ten nominees being elected. The election of directors was the only matter voted upon at the Meeting, with the votes being cast as set for the below. No other director's term of office continued after the Meeting.
There were no abstentions and broker non-votes.

Name                                   Number of Votes For          Number of Votes Withheld
----                                   -------------------          ------------------------
Livio M. Borghese                          13,566,728                      839,070

Joseph S. DiMartino                        14,311,271                      94,527

Vincent D. Farrell, Jr.                    13,566,728                      839,070

Herbert M. Friedman                        14,307,583                      98,215

James K. Murray, Jr.                       14,310,883                      94,915

James G. Niven                             14,294,971                     110,827

Samuel F. Pryor, III                       14,289,883                     115,915

Stanley R. Rawn, Jr.                       14,307,583                      98,215

James A. Stern                             14,310,883                      94,915

Edward T. Tokar                            14,311,971                      93,827


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

(10)           None.

(11) Statement re: computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(15)           None.

(18)           None.

(19)           None.

(22)           None.

(23)           None.

(24)           None.

(27)           Financial Data Schedule.

(99)           None.


-------------------------

        (a) This exhibit was filed as an exhibit to Noel's Proxy Statement for the Special Meeting of Shareholders held on March 19, 1997.

        (b) These exhibits were filed as exhibits to Noel's Registration Statement on Form S-1, Registration No. 33-44178, effective January 29, 1992, and are incorporated herein by reference.

        (c) This exhibit was filed as an exhibit to Noel's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference.

        (d) These exhibits were filed as exhibits to Noel's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by reference.

b)      Reports on Form 8-K

        A report on Form 8-K dated April 25, 1997 was filed on May 12, 1997, reporting information with respect to Item 2 - "Acquisition or Disposition of Assets", i.e., the distribution pro rata to its shareholders by Noel of certain of its shares of common stock of HealthPlan Services Corporation. The following financial statements and pro forma financial information required by Item 7 of Form 8-K were provided:

        (a)    Financial statements of business acquired:  Not applicable.

        (b)    Pro Forma financial information:

               Unaudited Pro Forma Statement of Net Assets in Liquidation as of March 31, 1997.

               Notes to Unaudited Pro Forma Financial Statements as of March 31, 1997.

                                     Signature

                                     NOEL GROUP, INC.

                                     Date:  August 14, 1997




                                     By:    /s/  Todd K. West
                                            ____________________________________
                                            Todd K. West
                                            Vice President - Finance and
                                            Secretary (As both a duly authorized
                                            officer of Registrant and as chief
                                            financial officer of Registrant).

                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................'r'