Form 10-Q
period 1997-09-30
NOEL GROUP INC
filed 1997-11-14
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                               Yes X        No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 13, 1997
-----------------------------                   --------------------------------
Common Stock - $.10 Par Value                             20,567,757

                        NOEL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                              Page No.
PART I - FINANCIAL INFORMATION

Item 1.           Statement of Net Assets in Liquidation (Liquidation Basis)
                  September 30, 1997                                                              3

                  Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
                  Three and Six Months Ended September 30, 1997                                   4

                  Consolidated Balance Sheet (Going-Concern Basis)
                  December 31, 1996                                                               5

                  Consolidated Statements of Operations (Going-Concern Basis)
                  Three Months Ended March 31, 1997 and 1996                                      6

                  Condensed Consolidated Statements of Cash Flows (Going-Concern
                  Basis) Three Months Ended March 31, 1997 and 1996                               7

                  Notes to Financial Statements                                                   8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           18

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                               22

Item 3.           Defaults upon Senior Securities                                                 22

Item 6.           Exhibits and Reports on Form 8-K                                                22

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                                NOEL GROUP, INC.
           STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           September 30,
                                                               1997
                                                           -------------
Assets
------
Cash and cash equivalents                                       $4,362
Short-term investments                                           8,047
                                                           -----------
Total cash and short-term investments                           12,409

Investments (Note 2)                                            87,878

Income taxes (Note 4)                                            5,244

Other assets                                                     1,900
                                                            ----------
Total assets                                                   107,431
                                                            ----------
Liabilities
-----------
Accounts payable                                                    58
Accrued expenses (Note 5)                                        8,357
                                                            ----------

Total liabilities                                                8,415
                                                            ----------
Net assets in liquidation (Note 9)                             $99,016
                                                            ==========

Number of common shares outstanding                         20,567,757
                                                            ==========
Net assets in liquidation per outstanding share (Note 9)         $4.81
                                                            ==========


    The accompanying notes are an integral part of this financial statement.

                                NOEL GROUP, INC.
      Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
                           Three and Six Months Ended
                               September 30, 1997
                        (Unaudited, dollars in thousands)

Net assets in liquidation at April 1 (Note 6)                                   $158,353
Changes in estimated liquidation values of assets and liabilities (Note 3)         3,375
Distribution to shareholders (Note 9)                                            (53,973)
                                                                                --------
Net assets in liquidation at June 30                                             107,755
Changes in estimated liquidation values of assets and liabilities (Note 3)        (8,739)
                                                                                --------
Net assets in liquidation at September 30                                       $ 99,016
                                                                                ========


    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (GOING-CONCERN BASIS)
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                    December 31,
                                                                                         1996
                                                                                    ------------
Assets
------
Current Assets:
  Cash and cash equivalents                                                           $  1,117
  Short-term investments                                                                 8,983
  Accounts receivable, less allowance of $3,718                                         24,023
  Inventories                                                                           34,157
  Other current assets                                                                   4,232
                                                                                      --------
Total Current Assets                                                                    72,512

Equity investments                                                                      68,026
Other investments                                                                          639
Property, plant and equipment, net                                                      37,671
Intangible assets, net                                                                  46,015
Other assets                                                                             5,658
                                                                                      --------
Total Assets                                                                          $230,521
                                                                                      ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:

  Current portion of long-term debt                                                   $  4,719
  Trade accounts payable                                                                13,226
  Accrued compensation and benefits                                                      5,567
  Net liabilities of discontinued operations                                             3,597
  Other current liabilities                                                              8,417
                                                                                      --------
Total Current Liabilities                                                               35,526

Long-term debt                                                                          60,983
Other long-term liabilities                                                             29,085
Minority interest                                                                        7,567
                                                                                      --------
Total Liabilities                                                                      133,161
                                                                                      --------

Stockholders' Equity:

  Preferred stock, $.10 par value, 2,000,000 shares authorized, none outstanding          --
  Common stock, $.10 par value, 48,000,000 shares authorized,  20,222,642 issued         2,022
  Capital in excess of par value                                                       211,633
  Accumulated deficit                                                                 (115,123)
  Cumulative translation adjustment                                                       (481)
  Treasury stock at cost, 34,937 shares                                                   (691)
                                                                                      --------
Total Stockholders' Equity                                                              97,360
                                                                                      --------
Total Liabilities and Stockholders' Equity                                            $230,521
                                                                                      ========


    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (GOING-CONCERN BASIS)
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     1997              1996
                                                                 ------------      ------------
Sales                                                                 $38,473           $43,119

Cost and Expense Items:
  Cost of sales                                                        20,711            24,595
  Selling, general, administrative and other expenses                  17,201            16,716
  Depreciation and amortization                                           862               984
                                                                   ----------        ----------
                                                                       38,774            42,295
                                                                   ----------        ----------
 Operating income  (loss)                                                (301)              824
                                                                   ----------        ----------

Other Income (Expense):
  Gain on sale of investment                                           15,098              --
  Loss on disposal of Carlyle's thread division                        (4,364)             --
  Other income                                                            218               259
  Income from equity investments                                         (354)            1,369
  Interest expense                                                     (1,670)           (1,935)
  Minority interest                                                       501              (173)
                                                                   ----------        ----------
                                                                        9,429              (480)
                                                                   ----------        ----------

Income from continuing operations before income taxes                   9,128               344
Provision for income taxes                                            (10,437)             (641)
                                                                   ----------        ----------
Loss from continuing operations                                        (1,309)             (297)
Income from discontinued operations                                      --                  42
                                                                   ----------        ----------
Net loss                                                              ($1,309)            ($255)
                                                                   ==========        ==========

Earnings (Loss) per common and common equivalent share from:

  Continuing operations                                                ($0.06)           ($0.01)
  Discontinued operations                                                0.00              0.00
                                                                   ----------        ----------
  Net loss                                                             ($0.06)           ($0.01)
                                                                   ==========        ==========

Weighted average common and common equivalent shares               20,421,039        20,192,233
                                                                   ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING-CONCERN BASIS)
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)

                                                                   1997         1996
                                                                ---------     --------
Net cash used for operating activities                           ($5,973)      ($4,508)

Cash Flows from Investing Activities:
  Sales (Purchases) of short-term investments, net                (2,752)        4,582
  Sales (Purchases) of investments                                26,400        (3,922)
  Proceeds from sale of Carlyle's thread division                 51,924          --
  Purchases of property, plant and equipment                        (722)         (667)
  Other, net                                                        (148)         (706)
                                                                --------      --------
Net cash provided from (used for) investing activities            74,702          (713)
                                                                --------      --------

Cash Flows from Financing Activities:
  Borrowings from revolving credit line and long-term debt        41,146        32,107
  Repayments under revolving credit line and long-term debt      (76,659)      (30,329)
  Reductions of long-term liabilities                                (37)         (229)
  Issuance of common stock, net                                      886          --
                                                                --------      --------
Net cash provided from (used for) financing activities           (34,664)        1,549
Effect of exchange rates on cash                                     (11)           (3)
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents             $34,054       ($3,675)
                                                                ========      ========

Supplemental Disclosure of Cash Flow Information:

   Interest paid                                                  $1,993        $2,178
                                                                ========      ========
   Taxes paid                                                        $43          $600
                                                                ========      ========


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1997
                                   (UNAUDITED)

LIQUIDATION BASIS STATEMENTS

         This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements, including those regarding valuation of the assets and liabilities. Such statements, including, as more fully set forth below, those relating to management's estimates of the net value of the Company's assets in liquidation, involve certain risks and uncertainties, including, without limitation, those risks and uncertainties discussed below. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

1.       PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION:

         On March 19, 1997, the shareholders of Noel Group, Inc. ("Noel") approved a Plan of Complete Liquidation and Dissolution (the "Plan"), which was adopted by Noel's Board of Directors on May 21, 1996. Under the Plan, Noel is being liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders.

         As a result of the adoption of the Plan by the shareholders, Noel adopted the liquidation basis of accounting as of March 31, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note 2 for a specific discussion of the methods used to determine estimated net realizable values of investments.

         The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual market prices of any securities distributed in-kind when they are distributed, the actual proceeds from the sale or other disposition of any of Noel's assets, the ultimate settlement amounts of Noel's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, the amount of income earned on Noel's cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of distributions.

         The valuations presented in the accompanying Statement of Net Assets in Liquidation represent management's estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the provisions of the Plan based on the assumptions set forth in the accompanying notes, which assumptions management believes to be reasonable, based on present facts and circumstances. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Accordingly, it is not possible to predict the aggregate net values ultimately distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock has generally traded or is expected to trade in the future.

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

         This valuation may not be reflective of actual amounts obtained when and if these investments are distributed or of prices that might be obtained in actual future transactions. Because of the inherent uncertainty of the valuation of securities both where a public market exists and where it does not exist, the amounts shown may materially differ from the actual amounts which may be received in the future.

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

                                                           Common                             Estimated Liquidation-
                                                           Shares            Price Per             Basis Amount
                                                           Owned               Share             September 30,1997
                                                           -----               -----             -----------------
                                                             (Dollars in thousands, except per share amounts)
Carlyle preferred stock(a)                                                                            $22,640
Carlyle common stock(b)                                   2,205,814             2.000                   4,412
Staffing(c)                                               2,026,104            11.000                  22,287
Curtis Industries, Inc.(d)                                                                             14,700
HPS(e)                                                      412,601            21.157                   8,729
Ferrovia Novoeste, S.A.(f)                                                                              8,000
Lincoln(b)                                                3,769,755             1.500                   5,655
Other holdings                                                                                          1,455
                                                                                                      -------
Estimated liquidation-basis amount                                                                    $87,878
                                                                                                      =======

(a) Recorded at the liquidation preference of the preferred shares which includes accumulated, unpaid dividends of $3,327,000 through September 30, 1997. This recorded value is based upon the assumption that the Carlyle preferred stock will be realized at its liquidation preference in connection with the execution of the Plan. However, no assurance can be given that this assumption will prove to be correct, and for various reasons, including those stated below, there may be delays in realizing Noel's holding of Carlyle preferred stock and the eventual realization may be substantially less than its recorded value.

         Carlyle is currently in default on its obligations to redeem its preferred stock to the extent of its legally available funds. Noel and Carlyle have recently begun discussions concerning the Carlyle preferred stock and Carlyle has informed Noel that Carlyle intends to fulfill its obligations to its preferred stockholders. Carlyle has also informed Noel that its ability to make payments on account of the preferred stock in the future may depend on Carlyle's future cash flow, the timing of the settlement of certain of its liabilities, the outcome of its current negotiations with Noel and the ability of Carlyle to obtain additional financing. The Carlyle board of directors is in the process of reviewing Carlyle's strategic alternatives, including, among other things, the sale of Carlyle through merger, sale of stock or otherwise, possible acquisitions by Carlyle and possible refinancing. Any such transaction and/or the discussions between the companies may result in the modification of the terms of the preferred stock or in the acceleration of the redemption of the preferred stock and/or the reduction in the total amounts eventually received by Noel for its holdings of Carlyle preferred stock.

         In addition, as Carlyle has agreed to notify the Pension Benefits Guarantee Corporation ("PBGC") prior to making any dividend or redemption payments, Carlyle's decision to make any payments on the preferred stock may depend on the successful resolution of any issues which may arise with the PBGC relating to Carlyle's defined benefit plan.

(b) Recorded based on the closing market price of the common stock on September 30, 1997. Using the closing market prices on November 7, 1997, these investments would have been valued as follows (dollars in thousands except per share amounts):

                               Closing Market           Estimated
                                   Price         Liquidation-Basis Amount
                              November 7, 1997       November 7, 1997
                              ----------------       ----------------
           Carlyle                  $1.875                $4,136
           Lincoln                   1.719                 6,480

         Noel currently expects to distribute its 2,205,814 shares of Carlyle common stock to Noel shareholders by December 31, 1997, depending on market and other conditions, although no assurances can be given that such a distribution will be effectuated.

(c) Recorded based upon Noel's review of an analysis completed by Staffing and its independent advisors. This analysis determined Staffing's value based upon actual and projected results in relation to comparable companies. Compared to the quoted price on the limited trading market for Staffing shares, Noel believes that, at the present time, this analysis is a better estimate of the value in liquidation of its Staffing shares at September 30, 1997, because the trading market for Staffing is so limited, Staffing is not subject to periodic reporting requirements under the Securities Exchange Act of 1934, as amended and Noel's shares of Staffing are not registered to trade in this market. This valuation may not be reflective of actual amounts obtained when and if this investment is distributed or of prices that might be obtained in an actual future transaction. The closing over-the-counter bid price on September 30, 1997 and November 7, 1997, was $8.00 per common share of Staffing.

         On October 2, 1997, Staffing signed a letter of intent to acquire via merger Career Blazers Personnel Services, Inc. and affiliated companies ("Career Blazers"), Career Blazers is a New York based family of companies that provide staffing and computer training services in the northeast and is a licenser and franchiser of learning centers throughout the U.S. and Canada. The transaction is contingent upon the execution of definitive documentation and regulatory and shareholder approval and is expected to close by the end of 1997, however, there can be no assurance that this transaction will be consummated.

         Noel is assessing the most advantageous way to realize on its investment in Staffing, and currently does not expect to realize its investment until the second half of 1998.

(d) Recorded based upon the terms of an Agreement and Plan of Merger (the "Agreement") signed on November 6, 1997, to merge Curtis with a subsidiary of Paragon Corporate Holdings, Inc. Under the Agreement, Curtis shareholders will receive a total of $22,200,000 for all of the outstanding shares of Curtis preferred and common stock, comprising cash totaling $6,500,000 and two year, 7% interest bearing notes in the aggregate principal amount of $15,700,000 which will be secured by letters of credit. Under the Agreement, Noel will receive approximately $4,300,000 in cash and a note for approximately $10,400,000 for a total of $14,700,000 for its entire holding of Curtis. Noel expects to be able to monetize the note at approximately face value after the closing of the transaction, but there can be no assurance that a lesser amount will not be realized. The merger transaction is expected to close before the end of November, and is subject to certain closing conditions, however, there can be no assurance that the transaction will be consummated.

(e) Recorded based upon the mean high and low sale prices of HPS on October 6, 1997, the date of Noel's distribution of these shares to its shareholders. See Note 9.

(f) Recorded at cost. This investment was made in March and June of 1996. Ferrovia Novoeste, S.A., ("Novoeste") was organized to acquire a railroad in Brazil via a privatization transaction. In the absence of a ready market, Noel management believes that cost is the best indicator of the value of this investment. Realization of this investment is dependent upon establishing successful operations in Brazil and a sale by Noel of its interest in Novoeste and is subject to the risks of operations in Brazil, including foreign currency risk. The actual amount realized for this investment could be lower or higher than the amount recorded.

3.       CHANGES IN NET ASSETS IN LIQUIDATION:

        The changes in the estimated liquidation values of assets and liabilities were as follows (dollars in thousands):

                                                  Three Months Ended        Six Months Ended
                                                  September 30, 1997        September 30, 1997
                                                  ------------------        ------------------
To adjust investments to estimated
  liquidation value, net                               $(2,372)                  $ 2,173
To adjust estimated accrued expenses                      (841)                   (1,270)
To adjust estimated income taxes                         1,679                       934
To adjust other assets                                       5                         9
                                                      --------                 ---------
Total adjustments                                       (1,529)                    1,846
To reflect impact of settlement of options
  and warrants (Note 7)                                 (7,210)                   (7,210)
                                                      --------                  --------
                                                       $(8,739)                  $(5,364)
                                                      ========                  ========

4.      INCOME TAXES:

        The income tax asset at September 30, 1997, reflects the liquidation basis of accounting. Estimated income taxes are calculated at a 35% rate on the taxable income and losses which would be generated if the assets were realized and liabilities settled at the amounts shown. The estimate is subject to significant variation if, among other things, the actual values of assets distributed, sold or otherwise disposed of varies from current estimates. The net income tax asset is projected to be realized in part through the filing of the 1998 tax return. The timing of the realization of the asset will depend on the timing of the distribution, sale or other disposition of Noel's assets.

        The components of the net income tax asset at September 30, 1997, are as follows (dollars in thousands):

                  Net unrealized capital loss               $  8,031
                  Net realized capital gain                  (23,871)
                  Net operating loss carryforwards             3,574
                  Net operating loss projected                 7,780
                                                            --------
                  Net income tax liability                    (4,486)
                  Estimated taxes paid in 1997                 9,730
                                                            --------
                  Net income tax asset                      $  5,244
                                                            ========

5.      ACCRUED EXPENSES:

        Accrued expenses include estimates of costs to be incurred in carrying out the Plan and provisions for known liabilities. These costs include a provision for costs to be incurred in connection with the distribution, sale or other disposition of Noel's investments including legal and investment banking fees and salaries and related expenses of officers and employees assigned to effect the distribution, sale or other disposition of specific investments.

        The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and contingencies. Projected operating costs through the completion of Noel's final liquidation are included in accrued expenses, net of estimated interest income of $240,000 on Noel's cash and cash equivalents and short-term investments. However, reductions in interest rates, the timing of any future cash distributions and other factors may reduce the amount of interest and investment income such that an additional accrual for operating expenses may be required in the future.

        For the three and six months ended September 30, 1997, the return on Noel's cash and cash equivalents and short-term investments was exceeded by cash operating expenses by $1,186,000 and $2,457,000, respectively. Cash operating expenses exclude payments made to settle preexisting contractual obligations which have been accrued for. These obligations primarily include employee benefit programs and consulting arrangements, payments for which total $157,000 and $289,000 for the three and six months ended September 30, 1997, respectively.

        Noel's cash operating expenses for the periods were as follows (dollars in thousands):

                                       Three Months Ended    Six Months Ended
                                       September 30, 1997   September 30, 1997
                                       ------------------   ------------------
     Salaries and benefits                   $  750               $1,272
     Rent and other office expenses             502                  990
     Insurance                                   24                  565
     Professional fees                          209                  386
                                             ------               ------
                                             $1,485               $3,213
                                             ======               ======

6.      ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION BASIS OF ACCOUNTING:

   Stockholders' equity at March 31, 1997, (Going-Concern Basis)      $98,603
                                                                     --------
   To increase investments to estimated net realizable values          71,307

   To increase liabilities to anticipated settlement amounts           (8,939)

   To adjust other assets                                              (2,618)
                                                                     --------
   Total adjustments                                                   59,750
                                                                     --------
   Net assets in liquidation at March 31, 1997 (Liquidation Basis)   $158,353
                                                                     ========

7.       OPTIONS AND WARRANTS:

         On July 7, 1997, as authorized by the Stock Option and Compensation Committee of the Board of Directors, Noel settled 2,840,107 options and warrants outstanding for the purchase of Noel Common Stock. As a result of the settlement and exercise of the options and warrants, Noel issued 146,718 shares of Noel Common Stock, transferred 108,570 shares of HPS common stock, paid $10,121,000 in cash for payroll taxes and settlement amounts and received $722,000 in cash exercise proceeds. Noel's federal income tax benefit for the compensation expense related to the settlement was $4,218,000.

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

9.       DISTRIBUTIONS:

         Pursuant to the Plan, on October 6, 1997, Noel distributed 412,601 shares of HPS common stock valued at $21.157 per share for a total value of $8,729,000 to shareholders of record on September 29, 1997. The distribution rate was 0.02006 share of HPS common stock per share of Noel Common Stock and the value of the distribution was $.42 per share of Noel Common Stock.

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

         Summarized income statement information for HPS for the three months ended March 31, 1997 and 1996 is as follows (dollars in thousands):

                                              1997         1996
                                             ------       -----
          Revenue from services              $73,593     $31,008
                                             =======     =======
          Operating costs and expenses       $67,355     $25,527
                                             =======     =======
          Net income                          $2,799      $3,334
                                             =======     =======

         Summarized income statement information for Novoeste for the three months ended March 31, 1997 is as follows (dollars in thousands):

                   Revenue                          $ 6,858
                                                    =======
                   Operating costs and expenses     $ 7,877
                                                    =======
                   Net loss                         $(2,705)
                                                    =======

         Summarized income statement information for Staffing for the three months ended March 31, 1997 is as follows (dollars in thousands):

                   Revenue                          $ 73,711
                                                    ========
                   Operating costs and expenses     $ 74,370
                                                    ========
                   Net loss                         $ (1,527)
                                                    ========

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding future financial condition and results of operations. Such statements involve certain risks and uncertainties, including, without limitation, those risks and uncertainties discussed below and in the footnotes to the liquidation basis financial statements previously discussed. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

LIQUIDITY AND CAPITAL RESOURCES

Noel Group, Inc.

         On September 30, 1997, Noel had cash and cash equivalents and short-term investments of $12.4 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and to meet its other obligations.

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

         Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its subsidiaries. Except for Carlyle Industries, Inc. ("Carlyle"), Noel's subsidiaries are currently prohibited from paying dividends by existing borrowing agreements. All of Noel's subsidiaries are subject to the requirements of applicable corporate law which permit the payment of dividends to the extent of legally available funds. Carlyle's ability to pay dividends may be adversely affected by an agreement with the Pension Benefit Guarantee Corporation, which requires at least 30 days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders at any time prior to March 31, 2002.

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

Item 3. - Defaults upon Senior Securities

a)       None

b) Noel is the holder of 19,312,837.5 shares (approximately 93%) of Series B Preferred Stock of Carlyle. Carlyle is in default of its mandatory redemption obligations to the holders of such Preferred Stock to the extent of its legally available funds. As of September 30, 1997, the accrued but unpaid dividends amounted to $3,810,000.

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

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Signature

                                   NOEL GROUP, INC.

                                   Date: November 13, 1997

                                   By:   \s\  Todd K. West
                                         ---------------------------------------
                                         Todd K. West
                                         Vice President - Finance and
                                         Secretary (As both a duly authorized
                                         officer of Registrant and as chief
                                         financial officer of Registrant).


                            STATEMENT OF DIFFERENCES
                            ------------------------
            The registered trademark symbol shall be expressed as....'r'