Form 10-K405
period 1997-12-31
NOEL GROUP INC
filed 1998-03-31
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                 F O R M   10 - K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997    Commission file number 0-19737
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

             Title of each class            Name of exchange on which registered
                    None                              Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

                           ---------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the registrant on March 20, 1998, was approximately $43,733,000. On such date, the last sale price of registrant's common stock was $2.875 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of the registrant and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons or entities disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

      Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1998.

               Class                               Outstanding on March 20, 1998
               -----                               -----------------------------
Common Stock, par value $.10 per share                         20,567,757

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                               Part of the Form 10-K into which
              Document                         the Document is Incorporated
              --------                         ---------------------------------
Definitive Proxy Statement to Shareholders     Part III, Items 10, 11, 12 and 13
 for 1998 Annual Meeting

      This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements including those regarding valuation of Noel's assets and liabilities, the amounts ultimately to be distributed to shareholders and Noel's plans for the liquidation or disposition of assets and future plans of entities in which Noel holds interests. Such statements involve certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

                                     PART I

Item 1. Business.

(a) General development of business.

      On May 21, 1996, the Board of Directors of Noel Group, Inc. ("Noel" or the "Company") adopted a Plan of Complete Liquidation and Dissolution (the "Plan") pursuant to which the assets of Noel will either be distributed in kind to Noel's shareholders or sold; the proceeds of such sales, after paying or providing for all claims, liabilities, expenses and other obligations of Noel, will be distributed to Noel's shareholders together with other available cash; and thereafter Noel will be dissolved. The Plan was approved by the shareholders at a Special Meeting of Shareholders held on March 19, 1997.

      Prior to the approval of the Plan, Noel conducted its principal operations through small and medium-sized operating companies in which Noel held controlling or other significant equity interests. As a consequence of the approval of the Plan, Noel's activities are limited to winding up its affairs, taking such action as may be necessary to preserve the value of its assets and distributing its assets in accordance with the Plan.

      Prior to the approval of the Plan by the shareholders, on February 7, 1997, Noel sold to Automatic Data Processing, Inc. 1,320,000 shares of HealthPlan Common Stock at a price of $20 per share or $26.4 million in the aggregate.

      On April 25, 1997, Noel distributed pro rata to its shareholders 3,754,675 shares of common stock, par value $.01 per share ("HealthPlan Common Stock"), of HealthPlan Services Corporation ("HealthPlan Services") at the rate of 0.1838631 shares of HealthPlan Common Stock for each share of common stock, par value $.10 per share ("Common Stock"), of Noel issued and outstanding at the close of business on the April 18, 1997 record date. The value of the distribution was $2.64 per share (i.e. $14.375 (the value per share of HealthPlan Common Stock on the distribution date) multiplied by 0.1838631). In addition, in connection with the HealthPlan distribution, Noel withheld 521,171 shares of HealthPlan Common Stock for possible transfer to Noel's warrant and/or option holders upon exercise of their respective warrants and options, 108,570 of which were subsequently transferred in connection with the exercise of such options and warrants.

      On October 6, 1997, Noel distributed pro rata to its shareholders its remaining 412,601 shares of HealthPlan Common Stock at the rate of 0.02006 shares of HealthPlan Common Stock for each share of Common Stock issued and outstanding at the close of business on the September 29, 1997 record date. The value of the distribution was $.4244 per share (i.e. $21.157 (the value per share of HealthPlan Common Stock on the distribution date) multiplied by 0.02006). Accordingly, Noel has no remaining shares of HealthPlan Common Stock. HealthPlan Services is a provider of marketing, administrative and risk management services and solutions for health and other benefit programs.

      On December 1, 1997, Noel distributed pro rata to its shareholders 2,205,814 shares of common stock, par value $.01 per share ("Carlyle Common Stock"), of Carlyle Industries, Inc. ("Carlyle"), f/k/a Belding Heminway Company, Inc., at the rate of 0.107246 shares of Carlyle Common Stock for each share of Common Stock issued and outstanding at the close of business on the November 21, 1997 record date. The value of the distribution was $.1501 per share (i.e. $1.40 (the value per share of Carlyle Common Stock on the distribution date) multiplied by .107246). Noel continues to hold approximately 93% of the outstanding Series B Preferred Stock of Carlyle, which represents approximately 68% of the aggregate voting power of Carlyle. Carlyle is a distributor of a line of home sewing and craft products, principally buttons.

      On December 5, 1997, pursuant to an Agreement and Plan of Merger dated November 6, 1997 (the "Merger Agreement") by and among Curtis Industries, Inc. ("Curtis"), Paragon Corporate Holdings, Inc. ("Paragon") and Curtis Acquisition Corp. ("Merger Subsidiary"), a wholly-owned subsidiary of Paragon, Merger Subsidiary was merged with and into Curtis. As a Curtis shareholder Noel received, under the Merger Agreement for all of its holdings of Curtis, approximately $4.3 million in cash and a note for approximately $10.4 million bearing interest at an annual rate of 7% and secured by a letter of credit. Noel expects to monetize this note at face value or receive early repayment from Paragon, but there can be no assurance that a lesser amount will not be realized. Curtis is a distributor of fasteners, security products, chemicals, automotive replacement parts, fittings and connectors, tools and hardware.

      On March 13, 1998, Noel declared a liquidating distribution of $.70 per share payable on March 27, 1998 to holders of record at the close of business on the March 20, 1998 record date.

Principal Remaining Assets of the Company

      Set forth below is a table setting forth Noel's principal remaining holdings as of March 20, 1998.

                                           Approximate                                 Approximate
                                           % of                                        % of
                                           Outstanding                                 Outstanding
                              No. of       Shares of                      No. of       Shares of
                              Shares of    Common Stock                   Shares of    Preferred Stock
                              Common       as of          Common Stock    Preferred    as of
Name of Company               Stock Held   March 20, 1998 Traded on       Stock        March 20, 1998
---------------               ----------   -------------- ------------    ----------   --------------
Staffing Resources, Inc.(1)    2,026,104         11%          --(2)            --            --

Carlyle Industries, Inc.(3)       --             --           --           19,312,838      93%(4)
                                                                            Series B

Lincoln Snacks(3)              3,769,755         60%       Nasdaq Small        --            --
 Company                                                   Cap Market

Ferrovia Novoeste,(1)          1,200,000         18%          --            5,657,142        42%
 S.A.

(1) Not subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(2) A limited number of shares of common stock of Staffing Resources, Inc. ("Staffing Resources") are traded in the over the counter market and prices are quoted in the "pink sheets."

(3)   Subject to the reporting obligations of the Exchange Act.

(4) Carlyle's ownership of Series B Preferred Stock represents ownership of 68% of Carlyle's aggregate voting power.

Factors to be Considered with Respect to the Distribution or Sale of the Company's Remaining Assets

      Set forth below is a brief description of the status of Noel's current plans to sell or distribute its principal remaining holdings. Except as set forth below, the Board of Directors and management have not yet determined whether or when to sell or distribute any of its remaining holdings. The determination of which holdings will be sold and which will be distributed in-kind to the Company's shareholders will be based on the judgment of the Board of Directors and management as to whether the sale or distribution of a particular holding will result in realization of the highest possible value to Noel's shareholders and will be based on several factors, including, and not necessarily in order of priority (i) whether the security in question is publicly traded; (ii) the anticipated effect on the market price of a distribution as opposed to a sale; (iii) whether the security in question could be sold with little disruption to the public market; (iv) whether an orderly public market exists and would continue to exist after distribution; (v) whether a distribution or a sale would require registration under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (vi) the need to raise cash through sales of securities to pay corporate taxes payable upon the distribution and sale of the Company's assets and the amount of additional cash required to be raised; (vii) the availability of one or more purchasers of the security in a private sale;
(viii) the Board's opinion as to the future prospects of the entity; (ix) the prices obtainable for such asset in public or privately negotiated transactions; and (x) with respect to assets to be sold in private transactions, the availability of purchasers for such assets. Currently, the Company's publicly traded holdings are thinly traded. Accordingly, a public sale or distribution thereof could result in a disruption in the public market.

      With respect to securities held by the Company which are expected to be distributed to shareholders (other than in trust), applicable laws and regulations of the Securities Exchange Commission (the "Commission") will be complied with so that all shareholders (with the possible exception of affiliates of the Company or of the issuer of the securities which are distributed) will receive securities which will thereafter be freely transferable by them under applicable Federal securities laws. The securities to be distributed to the shareholders will have been registered under the Exchange Act and, if required by applicable law and regulation, the Securities Act. Accordingly, the issuer of such securities will be subject to substantially the same reporting and proxy rules as currently apply to the Company. Securities which under current law and regulation may not be distributed without such registration will not be distributed unless and until the required registration has been effectuated. In addition, assuming satisfaction of required eligibility standards, the Company may seek to cause any of its holdings of securities not currently listed on a securities exchange or authorized for quotation through Nasdaq to be so authorized for quotation or listed, although there can be no assurance that the Company will do so. If any distributed securities are not authorized for quotation through Nasdaq or listed on an exchange, the effect may be to render such securities illiquid and/or to diminish the price realizable upon sale. The sale or distribution of the Company's holdings and the anticipation of such sale or distribution resulting from the approval of the Plan may, at least temporarily, reduce the market price of such securities and therefore the values realized by the shareholders.

      The sale by the Company or the distribution by the Company to its shareholders of an appreciated asset results in the recognition of taxable gain by the Company to the extent the fair market value of such asset exceeds the Company's tax basis in such asset. Accordingly, the sale and distribution by the Company of its holdings in HealthPlan Services resulted in the recognition by the Company of significant taxable gain. On February 7, 1997, Noel sold to Automatic Data Processing, Inc. ("ADP") 1,320,000 shares of its common stock of HealthPlan Services for an aggregate purchase price of $26.4 million. The proceeds of such sale were made available to pay (i) the taxes payable as a result of the sale or disposition of the Company's assets pursuant to the Plan and (ii) other expenses incurred in connection with the consummation of the Plan. The remaining proceeds after payment of such taxes and expenses are available for cash distributions to the shareholders. The Company currently believes that it has sufficient cash to pay taxes and expenses, although there can be no assurance that this will be the case. In the event that available cash is insufficient to pay such taxes and expenses the Company may be required to sell additional assets. The determination by the Board of Directors as to which additional assets would be sold to raise the cash to pay any additional taxes and expenses will depend on a variety of factors, including, those set forth in the preceding paragraph.

Staffing Resources, Inc.

      Noel currently holds 2,026,104 shares of common stock of Staffing Resources, representing approximately 11% of the outstanding shares of such common stock, with an estimated value as of December 31, 1997 of approximately $22.3 million. See Footnote 2 of Notes to Financial Statements on page F-10. Noel management is currently assessing the most advantageous way to realize its investment in Staffing Resources and does not expect a transaction to occur until the second half of 1998 at the earliest. On December 31, 1997, Staffing Resources acquired in a merger Career Blazers Personnel Services, Inc ("Career Blazers"), a New York based family of companies that provide computer training services in the Northeast and is a licenser and franchiser of training centers throughout the U.S. and Canada.

Carlyle Industries, Inc.

      Noel currently holds 19,312,838 shares of Series B preferred stock of Carlyle, representing approximately 93% of the outstanding shares of such Series B preferred stock (the "Preferred Stock"), or 68% of the aggregate voting power, with an estimated value as of December 31, 1997 of approximately $21.0 million. See Footnote 2 of Notes to Financial Statements on page F-10. Under the terms of Carlyle's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Carlyle Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by Carlyle in annual installments of $4.2 million beginning March 15, 1995 through March 15, 1999, subject, among other things, to the extent of legally available funds as determined by the Board of Directors and the approval of Carlyle's senior lenders, if any. Prior to March 27, 1997, Carlyle did not make any payments on account of the Preferred Stock (either dividend or redemption) as Carlyle's lenders declined to approve such payments. However, as of that date, Carlyle discharged the last of its credit facilities. Consequently, Carlyle is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of December 31, 1997, the Preferred Stock payment arrearages aggregated $16.7 million including accrued but unpaid dividends of $4.2 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

      Carlyle is engaged in discussions with Noel, with a view of satisfying its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with Carlyle's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the terms of the Preferred Stock. Any such modifications would require the agreement of Carlyle and the holders of the Preferred Stock.

      Carlyle has informed Noel that it intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent Carlyle has cash resources in excess of those required to operate its business. Carlyle has also informed Noel that, as Carlyle believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on Carlyle's future cash flow, the timing of the settlement of the liabilities recorded in its financial statements, the outcome of the negotiations with Noel described above, and the ability of Carlyle to obtain additional financing. The Carlyle board of directors is continuing its review of Carlyle's strategic alternatives, including, among other things, the sale of Carlyle through merger, sale of stock or otherwise, possible acquisitions by Carlyle and possible refinancing. Any such transaction and/or the discussions between the companies may result in the modification of the terms of the Preferred Stock or in the acceleration of the redemption of the Preferred Stock and/or the reduction in the total amounts eventually received by Noel for its holdings of Preferred Stock. In addition, as Carlyle has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payments, Carlyle's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to Carlyle's unfunded liability to its defined benefit plan. In December 1997, Carlyle notified the PBGC that it intends to redeem $10 million of Preferred Stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by its Board of Directors and after appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. Carlyle is currently exploring the possibility of securing bank financing which would enable such payments to be made, assuming the Carlyle Board of Directors determines there are sufficient legally available funds.

Lincoln Snacks Company

      Noel holds 3,769,755 shares of common stock of Lincoln Snacks, representing approximately 60% of the outstanding shares of Lincoln Snacks' common stock, with an estimated value (based on the closing market price) as of December 31, 1997 of approximately $5.9 million. See Footnote 2 of Notes to Financial Statements on page F-10. Noel has not determined the method or timing of disposition of its interest in Lincoln Snacks or whether this asset or a portion thereof will be sold or distributed in-kind.

Ferrovia Novoeste, S.A.

      Noel's wholly-owned subsidiary, Noel Brazil, Inc., holds 1,200,000 shares of common stock of Novoeste, S.A. ("Novoeste") representing 18% of the outstanding shares of common stock and 5,657,142 shares of preferred stock of Novoeste, representing approximately 42.3% of such outstanding shares. The estimated value of Noel's interest in Novoeste as of December 31, 1997 was $8 million. See Footnote 2 of Notes to Financial Statements on page F-10. The transfer of Noel's interest in Novoeste is subject to certain restrictions, both regulatory and contractual. It is possible that Noel's interest in Novoeste will be converted in a business combination into securities of a larger Brazilian railroad entity. Noel does not anticipate a public distribution to its shareholders of its interest in Novoeste or in any such larger Brazilian railroad entity and expects to dispose of its interest therein through private sales or sales on the public market in Brazil as permitted by Brazilian law and the terms of its investment therein.

Other Assets

      Noel holds various other assets with an aggregate estimated value of approximately $12.4 million as of December 31, 1997, including a note for approximately $10.4 million secured by a letter of credit, received as part of the purchase price for its holdings of Curtis. Noel expects to be able to monetize this note at approximately face value but there can be no assurance that a lesser amount will not be realized.

Principal Provisions of the Plan

Pursuant to the Plan:

      (a) The Company is in the process of distributing pro rata to its shareholders, in-kind or selling or otherwise disposing of all its property and assets. The liquidation is expected to be concluded prior to March 19, 2000 by a final liquidating distribution either directly to the shareholders or to one or more liquidating trusts. Any sales of the Company's assets will be made, in private or public transactions, on such terms as are approved by the Board of Directors. It is not anticipated that any further shareholder votes will be solicited with respect to the approval of the specific terms of any sale of assets approved by the Board of Directors as the Company has been advised by its counsel that such further votes are not required by the Delaware General Corporate Law ("DGCL"). See "Sales of the Company's Remaining Assets." Reference is made to "Factors to be Considered with Respect to Distribution or Sale of the Company's Remaining Assets" for a discussion of the factors to be considered by the Board in making its determination of which assets will be sold and which will be distributed in-kind.

      (b) Subject to the payment or the provision for payment of the Company's obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Only shareholders of record on the record date set for a particular distribution will receive distributions with respect to such record date. The Company may establish a reasonable reserve (a "Contingency Reserve") in an amount determined by the Board of Directors to be sufficient to satisfy the liabilities, expenses and obligations of the Company not otherwise paid, provided for or discharged. The net balance, if any, of any such Contingency Reserve remaining after payment, provision or discharge of all such liabilities, expenses and obligations will also be distributed to the Company's shareholders pro rata. The Company's accrued obligations at December 31, 1997 were approximately $5.4 million. The Company currently has no plans to repurchase shares of Common Stock from its shareholders. However, if the Company were to repurchase its shares of Common Stock from its shareholders, such repurchases would be open market purchases and would decrease amounts distributable to other shareholders if Noel were to pay amounts in excess of the per share values distributable in respect of the shares purchased and would increase amounts distributable to other shareholders if Noel were to pay amounts less than the per share values distributable in respect of such shares. See "Liquidating Distributions; Nature; Amount; Timing" and "Contingent Liabilities; Contingency Reserve; Liquidating Trust" below.

      (c) Any further distributions in-kind of the Company's holdings of securities will be made pro rata to the holders of Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Only shareholders of record on the record date set for a particular distribution will receive distributions with respect to such record date. A distribution of the Company's holdings in a security may also be effected by the distribution to Noel shareholders of interests in a trust holding such security. If securities held by the Company are to be distributed directly to shareholders (other than in trust), applicable rules and regulations of the Commission will be complied with so that all shareholders (with the possible exception of affiliates of the Company or of the issuer of the securities which are distributed) will receive securities which will thereafter be freely transferable by them under applicable Federal securities laws. The securities to be distributed to the shareholders will have been registered under the Exchange Act and, if required by applicable law and regulation, the Securities Act. Accordingly, the issuer of such securities will be subject to substantially the same reporting and proxy rules as currently apply to the Company. As described under "Principal Remaining Assets of the Company" only certain of Noel's holdings constitute entities which are currently subject to the reporting obligations of the Exchange Act. Securities which under current law and regulation may not be distributed without such registration will not be distributed unless and until the required registration has been effectuated. In addition, assuming satisfaction of required eligibility standards, the Company may seek to cause any of its holdings of securities not currently listed on an securities exchange or authorized for quotation on Nasdaq, to be so authorized for quotation or listed, although there can be no assurance that the Company will do so. If any distributed securities are not authorized for quotation through Nasdaq or listed on an exchange, the effect may be to render such securities illiquid and/or to diminish the price realizable upon sale. In any event, the sale or distribution of the Company's holdings and the anticipation of such sale or distribution resulting from the approval of the Plan may reduce, at least temporarily, the market price of such securities and therefore the values realized by the shareholders. See "Factors to be Considered with Respect to Distribution or Sale of the Company's Remaining Assets."

      (d) If deemed necessary by the Board of Directors for any reason, the Company may, from time to time, transfer any of its unsold assets to one or more trusts established for the benefit of the then shareholders which property would thereafter be sold or distributed on terms approved by its trustees. If all of the Company's assets (other than the Contingency Reserve) are not sold or distributed prior to March 19, 2000, it is anticipated that the Company would transfer in final distribution such remaining assets to a trust. The Board of Directors may also elect in its discretion to transfer the Contingency Reserve, if any, to such a trust. Any of such trusts are referred to herein as "liquidating trusts." Notwithstanding the foregoing, to the extent that a distribution or transfer of any asset cannot be effected without the consent of a governmental authority, no such distribution or transfer shall be effected without such consent. In the event of a transfer of assets to a liquidating trust, the

Company would distribute, pro rata to the holders of its Common Stock, beneficial interests in any such liquidating trust or trusts. It is anticipated that the interests in any such trusts will not be transferable; hence, although the recipients of the interests would be treated for tax purposes as having received their pro rata share of property transferred to the liquidating trust or trusts and will thereafter take into account for tax purposes their allocable portion of any income, gain or loss realized by such liquidating trust or trusts, the recipients of the interests will not realize the value thereof unless and until such liquidating trust or trusts distributes cash or other assets to them. The Plan authorizes the Board of Directors to appoint one or more individuals or entities to act as trustee or trustees of the liquidating trust or trusts and to cause the Company to enter into a liquidating trust agreement or agreements with such trustee or trustees on such terms and conditions as may be approved by the Board of Directors. Approval of the Plan by the shareholders constituted the approval by such shareholders of any such appointment and any liquidating trust agreement or agreements. For further information relating to liquidating trusts, the appointment of trustees and the liquidating trust agreements, reference is made to "Contingent Liabilities; Contingent Reserve; Liquidating Trusts."

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

      (f) A Certificate of Dissolution will be filed with the State of Delaware dissolving the Company following completion of the foregoing steps or earlier as determined by the Board of Directors. The dissolution of the Company will become effective, in accordance with the DGCL upon proper filing of the Certificate of Dissolution with the Secretary of State or upon such later date as may be specified in the Certificate of Dissolution. Pursuant to the DGCL, the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against it, and enabling the Company gradually to settle and close its business, to dispose of and convey its property, to discharge its liabilities and to distribute to its shareholders any remaining assets, but not for the purpose of continuing the business for which the Company was organized.

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

Liquidating Distributions; Nature; Amount; Timing

      Although the Board of Directors has not established a firm timetable for further distributions to shareholders, the Board of Directors will, subject to exigencies inherent in winding up the Company's business, make further distributions as promptly as practicable. The liquidation is expected to be concluded prior to March 20, 2000, by a final liquidating distribution either directly to the shareholders or to a liquidating trust. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of any further distributions pursuant to the Plan. The actual nature, amount and timing of, and record date for all further distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board of Directors' determination as to whether particular assets are to be distributed in-kind or otherwise disposed of through sale or other means. Reference is made to "Factors to be Considered with Respect to Distribution or Sale of the Company's Remaining Assets" for a discussion of the factors to be considered by the Board in making its determination of which assets will be sold and which will be distributed in-kind.

      The Company does not plan to satisfy all of its liabilities and obligations prior to making further distributions to its shareholders, but instead will reserve assets deemed by management and the Board of Directors to be adequate to provide for such liabilities and obligations. See "Contingent Liabilities; Contingency Reserve; Liquidating Trust." Management and the Board of Directors believe that the Company has sufficient cash to pay its current and accrued obligations, without the sale of any of its assets.

      Uncertainties as to the precise value of Noel's remaining assets and the ultimate amount of its liabilities may materially affect the net values ultimately distributable to shareholders. Estimated claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes and miscellaneous office expenses), projected to occur during execution of the Plan, have been accrued for along with expenses for professional fees and other expenses of liquidation. Management and the Board of Directors believe that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to shareholders. Any increase to the Company's obligations, liabilities, expenses and claims above the accrued amount will reduce the net assets ultimately available to shareholders.

Sales of the Company's Remaining Assets

      The Plan gives the Board of Directors the authority to sell all of the assets of the Company. Any sales of the Company's remaining assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales on applicable stock exchanges or over-the-counter or privately negotiated sales. Any such sales will only be made after the Board of Directors has determined that any such sale is in the best interests of the shareholders. It is not anticipated that any further shareholder votes will be solicited with respect to the approval of the specific terms of any particular sales of assets approved by the Board of Directors, as the Company has been advised by its counsel that such further votes are not required by the DGCL. The prices at which the Company will be able to sell its various assets will depend largely on factors beyond the Company's control, including, without limitation, the rate of inflation, changes in interest rates, the condition of financial markets, the availability of financing to prospective purchasers of the assets and United States and foreign regulatory approvals. In addition, the Company may not obtain as high a price for a particular property as it might secure if the Company were not in liquidation.

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

Conduct of the Company Following Adoption of the Plan

      Since the adoption of the Plan, the Board and management have effectively terminated the Company's participation in acquisitions. Accordingly, since the adoption of the Plan, Joseph S. DiMartino has resigned as Chairman, Louis Marx, Jr., has resigned as a director and as Chairman of the Executive Committee, Samuel F.

Pryor, IV, Karen Brenner and Donald T. Pascal have each resigned as Managing Directors, Livio M. Borghese, Vincent D. Farrell, Jr., Thomas C. Israel, James
G. Niven, John A. MacDonald and Edward T. Tokar have each resigned as directors. It is anticipated that certain of the current directors and executive officers of the Company will continue to serve in such capacities. These officers and directors receive compensation for the duties being performed as determined by the Compensation Committee of the Board of Directors. Neither the Board of Directors nor the Compensation Committee have established specific guidelines for determination of the compensation paid to directors and executive officers of the Company. Such compensation is determined by evaluation of all relevant factors, including, without limitation, the efforts of such individuals in successfully implementing the Plan and compensation payable in the financial community to individuals exercising similar authority and bearing similar responsibilities.

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

      If deemed necessary, appropriate or desirable by the Board of Directors for any reason, the Company may, from time to time, transfer any of its unsold assets to one or more liquidating trusts established for the benefit of the then shareholders which property would thereafter be sold or distributed on terms approved by its trustees. The Board of Directors and management may determine to transfer assets to a liquidating trust in circumstances where the nature of an asset is not susceptible to distribution (for example, interests in intangibles) or where, in view of the limited trading market for the publicly traded securities in question, it would not be in the best interests of Noel and its shareholders for such securities to be distributed directly to the shareholders at such time. In addition, if all of the Company's assets (other than the Contingency Reserve) are not sold or distributed prior to March 19, 2000, it is anticipated that the Company would transfer in final distribution such remaining assets to a liquidating trust. The Board of Directors may also elect in its discretion to transfer the Contingency Reserve, if any, to such a liquidating trust. Notwithstanding the foregoing, to the extent that the distribution or transfer of any asset cannot be effected without the consent of a governmental authority, no such distribution or transfer shall be effected without such consent. The purpose of a liquidating trust would be to distribute such property or to sell such property on terms satisfactory to the liquidating trustees, and distribute the proceeds of such sale after paying those liabilities of the Company, if any, assumed by the trust, to the Company's shareholders. Any liquidating trust acquiring all the unsold assets of the Company will assume all of the liabilities and obligations of the Company and will be obligated to pay any expenses and liabilities of the Company which remain unsatisfied. If the Contingency Reserve transferred to the liquidating trust is exhausted, such expenses and liabilities will be satisfied out of the liquidating trust's other unsold assets.

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

Business of Noel Prior to Adoption of Plan

      Prior to the approval of the Plan by Noel's shareholders on March 19, 1997, Noel conducted its principal operations through small and medium-sized operating companies in which Noel holds controlling or other significant equity interests. Noel's current holdings in operating companies include holdings in
(i) Staffing Resources, a provider of diversified staffing services to a broad range of businesses in various industries throughout the Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States; (ii) Carlyle, a distributor of a line of home sewing and craft products, principally buttons; (iii) Lincoln Snacks, a manufacturer and marketer of caramelized pre-popped popcorn in the United States and Canada; and (iv) Novoeste, a Brazilian corporation which operates the concession for the western network of the Brazilian federal rail system which was privatized by the Brazilian government.

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

       Prior to the approval of the Plan, Noel's business strategy was to acquire controlling and other significant equity interests in established privately and publicly-held operating companies with superior risk/return characteristics. Noel sought to forge strong working relationships with the management of its operating companies and to apply Noel's experience to key strategic, operating and financial decisions. Generally, Noel worked with operating management to identify opportunities to enhance revenue, operating income and cash flow. In other cases, Noel identified and attracted new management to its operating companies. In order to participate actively in the management of Noel's operating companies, Noel was generally represented on the boards of directors of such companies, and members of Noel's management from time to time, acted as executive officers of such companies.

(b)  Financial information about industry segments.

      The information required is set forth in Note 23 of Notes to Financial Statements on page F-33 hereof.

(c) Narrative description of business.

      The following information relates to Noel's principal remaining operating companies. The percentage appearing next to the name of each company indicates the common equity ownership (or in the case of Carlyle, the percentage of the aggregate voting power) currently held by Noel.

                         STAFFING RESOURCES, INC. (11%)

      Staffing Resources, which was formed in August 1993 in connection with the acquisition of a group of five staffing businesses located in the Southwest region of the United States, is a provider of diversified temporary staffing services to a broad range of businesses in various industries throughout the Northeastern, Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States.

      On December 31, 1997 subsidiaries of Staffing Resources and Career Blazers Personnel Services, Inc. and its affiliated companies ("Career Blazers") merged. Career Blazers, founded in 1949, primarily operates in the Northeastern United States and provides temporary, temporary to permanent and permanent placement services in the clerical, legal and higher-end office support areas as well as training services. The merged company (hereinafter referred to as "SRI/Career Blazers") is being renamed Career Blazers Inc. effective March 31, 1998. SRI/Career Blazers offers training, temporary and permanent staffing services through a network of approximately 184 staffing branches and 72 training locations (including company-owned, licensed and franchised operations) across the Northeastern, Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States, as well as Canada and Puerto Rico.

      SRI/Career Blazers is the parent corporation of several specialty and commercial staffing and training companies that offer short-term and longer-term contract, seasonal or project support, temporary-to-permanent transitional hiring, direct hire, payroll administration services and licensed training centers. SRI/Career Blazers also offers computer training programs and franchises throughout North America.

      SRI/Career Blazers' principal executive offices are located at 222 West Las Colinas Boulevard, Suite 1250, Irving, Texas 75039 and its telephone number is (972) 432-3000. William M. Lewis, SRI/Career Blazers' largest shareholder, is its Chairman and Chief Executive Officer and Stanley R. Rawn, Jr., the Chief Executive Officer of Noel, is Chairman of the Executive Committee. Mr. Rawn and Joseph S. DiMartino, a director of Noel, currently serve on SRI/Career Blazers' board of directors.

      SRI/Career Blazers currently operates approximately 194 branches under a variety of brand names in 20 states and is organized into three core groups -- support services, training services and strategic services. Additional branches are operated by franchisees (who use the Career Blazers name) and licensees (who do not use the Career Blazers name).

      Support Services. The support services group offers legal, traditional secretarial, clerical and light industrial support, including numerous light duty manufacturing applications.

      Training Services. SRI/Career Blazers offers training in software applications, operating systems, client server, groupware, information technology, internet, office support skills, keyboarding, workplace literacy and career search skills through a network of 72 training locations located in the United States, Canada and Puerto Rico, of which 6 are company-owned, 18 are franchised and 48 are licensed.

      Strategic Services. SRI/Career Blazers' strategic services group provides to clients its employees who are industry specialists in financial information, information technology, skilled manufacturing and transportation.

      Financial Information. The financial and accounting personnel provide clients with a means of handling the uneven or peak workloads associated with periodic financial and tax reporting requirements, accounting system conversions, acquisitions and special projects. As a result, assignments for these employees tend to be for a longer term than a typical support services assignment. Clients are provided with staffing personnel qualified to work as auditors, tax accountants, controllers, financial executives, bookkeepers and data entry clerks.

      Information Technology. The strategic services group also provides clients requiring information technology expertise with staffing employees qualified to work as software developers, business analysts, consulting, system design and implementation, network engineers and network and program analysts.

      Skilled Manufacturing. The strategic services group's manufacturing support personnel act in a variety of capacities requiring (i) electronics manufacturing skills, including PCB solderers, electronic and mechanical assemblers, engineering technicians and quality control specialists; (ii) machine tool and manufacturing skills, including machinists, tool and die makers, welders and machine operators; and (iii) engineering assistance, including software engineers, circuit designers, industrial engineers and production control specialists.

      Transportation. SRI/Career Blazers' truck drivers and machine operators offer a broad range of clients a means of handling the uneven or peak workloads for short and long-haul over the road truck driving. SRI/Career Blazers has Class "A", "B" and "C" Certified Drivers, short and long-haul over the road drivers and heavy equipment operators.

Sales and Marketing

      The demand for the staffing services provided by SRI/Career Blazers differs significantly by locale and by type of service. SRI/Career Blazers obtains clients through its sales force and by referrals from existing clients. SRI/Career Blazers' sales force consists primarily of full-time employees whose duties include calling on potential clients and maintaining relationships with existing clients.

Operations

      Field Offices. SRI/Career Blazers typically commences operations in a market by offering support services followed by the introduction of strategic services described above as dictated by each market. Because all services are not appropriate for all markets, SRI/Career Blazers evaluates each market individually as it expands.

      Corporate Services. SRI/Career Blazers is in the process of integrating the operational, financial and administrative functions of its field offices into its corporate headquarters in Irving, Texas. The corporate services provided by corporate headquarters include centralized payroll, billing, finance, accounting, risk management, systems, marketing support, training and human resources services for the field offices.

      Management Information Systems. SRI/Career Blazers has undertaken a program to integrate the management information systems of its various branch offices into a national information network. This network will allow the branch offices to connect with the corporate systems of E-mail, accounting, payroll and administration. Following its implementation, this system will also permit local access to jobs and employee databases.

Facilities

      SRI/Career Blazers currently operates company-owned locations in 20 states through a network of approximately 200 branches, including its corporate headquarters in Irving, Texas and New York, New York. All of these offices are leased. A full-service branch office typically occupies approximately 1,500 to 2,500 square feet, with lease terms that range from three to five years.

Regulation

      Certain states in which SRI/Career Blazers operates, or may operate in the future, have licensing requirements and other regulations specifically governing the provision of staffing services. There can be no assurance that states in which SRI/Career Blazers operates, or may in the future operate, will not adopt more strict licensing requirements or other regulations that would affect or limit SRI/Career Blazers' operations.

      Federal and state laws regulate the offering of franchises. These laws would impact additional franchise offerings by SRI/Career Blazers.

      In May 1994, Staffing Resources established a partially self-insured workers' compensation program with CNA Insurance. Staffing Resources maintains workers' compensation insurance for all claims in excess of $250,000 per occurrence. Staffing Resources and its insurer have established reserves for the uninsured portion of claims, but such reserves are only estimates of future claims payments and there can be no assurance that Staffing Resources' future workers' compensation obligations will not exceed the amount of its reserves. Staffing Resources may incur costs related to claims made at a higher rate in the future due to such causes as higher than anticipated losses from known claims, an increase in the number and severity of new claims or a catastrophic accident. An increase in the number of overall cost of workers' compensation claims could significantly increase Staffing Resources' premiums and might have a material adverse effect on its results.

Employees

      As of January 1, 1998, SRI/Career Blazers employed approximately 1,275 full-time employees. None of SRI/Career Blazers' employees, including its staffing employees, is represented by a collective bargaining agreement.

      In order to recruit its staffing employees, SRI/Career Blazers uses classified newspaper advertising, supported by its recruiting offices, and makes direct contact through trained recruiters with public and private agencies, trade schools and colleges who can refer personnel seeking employment. SRI/Career Blazers also compensates its workforce for referring other applicants.

      Training of staffing employees, when required, is accomplished by computerized tutorials, videos, on-the-job training by clients and by specialized skill training. Reference checking is performed on all applicants.

                         CARLYLE INDUSTRIES, INC. (68%)

      Carlyle (which prior to March 26, 1997 was known as Belding Heminway Company, Inc.) and its subsidiaries distribute a line of home sewing and craft products, principally buttons. Carlyle and its subsidiaries operate in one industry segment: Consumer Products. Consumer products are principally buttons used in consumer product applications.

      Carlyle was the surviving corporation in a merger (the "Merger") with BH Acquisition Corporation, a Delaware corporation wholly-owned by Noel. The Merger, completed on October 29, 1993, was the second step of a transaction pursuant to which Noel acquired the entire equity interest in Carlyle.

      On March 26, 1997, Carlyle sold the assets and specified liabilities of its former Thread Division (the "Thread Division") to an affiliate of Hicking Pentecost PLC ("HP") for an aggregate cash consideration of $54.9 million of which $3.0 million was placed in escrow, subject to certain post-closing adjustments, plus the assumption of approximately $6.8 million of liabilities. The Thread Division was engaged in the manufacturing and marketing of industrial thread and special engineered yarn used in non-sewing products. As part of the sale of the Thread Division, the corporate name "Belding Heminway" was transferred to Hicking Pentecost PLC.

      Carlyle's principal executive offices are located at One Palmer Terrace, Carlstadt, New Jersey; its telephone number is (201) 935-6220. Joseph S. DiMartino, a Noel director, currently serves on Carlyle's three member Board of Directors.

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

      Set forth below is a description of Carlyle's business as described in Carlyle's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 filed with the Commission.

      Products. Carlyle packages and distributes an extensive variety of buttons and embellishments for home sewing and crafts to mass merchandisers, specialty chains, and independent retailers and wholesalers throughout the United States. Buttons, embellishments and buckles, sold under the La Mode(R) and Le Chic(R) registered trademarks and the Le Bouton, La Petites, Classic and Boutique brand names, are available in thousands of styles, colors, materials and sizes to meet every consumer need. Carlyle also produces and distributes private-label lines one for one of the nation's best-known retailers. Carlyle also markets complementary product lines, including appliques, craft kits, and fashion and jewelry accessories to its home sewing and craft customers.

      Markets. Carlyle's products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement, and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating, and garment manufacturing on a small scale and done by dressmakers and other cottage industry consumers. The market is served by large fabric specialty chains, mass merchandisers, local and regional fabric specialty chains of 4 to 25 stores, independent fabric stores, notions wholesalers, and craft stores and chains. During the years ended December 31, 1997 and 1996 sales to three major customers (Wal-Mart, Fabri-Centers of America and Hancock Fabrics) accounted for 78% and 75% respectively of Carlyle's aggregate sales volume. A reduction in sales among any of these customers could adversely impact the financial condition and results of operations of Carlyle.

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

      All imported and domestically purchased buttons are shipped to the Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal/Lansing to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. Carlyle also blister-packages and shrink-wraps some products. Shipments are made primarily to individual stores with a small percentage to warehouse locations.

      Carlyle's accounts include major fabric specialty chains, most mass merchandisers carrying buttons, most regional fabric specialty chains and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service for hundreds to thousands of locations nationwide. Carlyle enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 20 years. Due to the large account nature of its customer base, most customer contact is coordinated by management; additional sales coverage is provided by regional sales managers. Certain retailers are serviced by independent representatives and representative organizations.

      Competitive Factors. The retail button market is served by several competitors. Carlyle competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. Carlyle management believes that the principal bases for competition are product innovation, range of selection, brand names, price, display techniques and speed of distribution.

      Carlyle management believes that retail button distribution depends on trends in the home-sewing market, which Carlyle management believes is mature. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate recently through mergers and store closings. In response to this trend, Carlyle has broadened its button product line to include embellishments and novelty buttons used now in the craft industry which is not viewed as a mature market.

      The bulk of Carlyle's revenues are derived in the United States. In 1997, less than 1% of revenues related to export sales. Inventory levels remain relatively constant throughout the year. Carlyle's policies related to merchandise return and payment terms are in accordance with industry standards.

      Employees; Labor Relations. Carlyle has approximately 140 employees, none of whom are covered by a collective bargaining agreement. Carlyle management believes relations with employees are satisfactory.

      Properties. Carlyle operates from a 104,000 square foot packaging and distribution facility located in Lansing, Iowa which is owned by Carlyle. Corporate headquarters and divisional management, sales and marketing, product development, fashion and purchasing are headquartered in a 7,307 square foot office facility in Carlstadt, New Jersey which is leased by Carlyle. Carlyle management believes that Carlyle's facilities are in good condition and adequate for Carlyle's present and reasonably foreseeable future needs.

      Carlyle also owns a 214,000 square foot former dye facility located in Emporia, Virginia, which facility is leased to the purchaser of Carlyle's former Home Furnishings' Division under a triple net fifty-year lease with a nominal base rent. In addition, Carlyle also owns two facilities no longer used in operations: a 100,000 square foot former production facility at Watertown, Connecticut of which approximately 48,000 square feet are leased to unrelated third parties and a 160,000 square foot former production facility at North Grosvenordale, Connecticut.

Legal Proceedings

      General. To the best of the Company's knowledge, Carlyle is not currently a party to any significant litigation except as indicated below.

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

      Several years ago a property, owned by the Carlyle Manufacturing Company, Inc. ("CM") located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing has yet occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP").

      CM owns an inactive facility located in North Grosvenordale, Connecticut at which soil contamination has been found. Carlyle reported this contamination to the CTDEP in 1989 and is presently working with the CTDEP to define remedial options for the site, which it expects will focus primarily on removal and possible stabilization of contaminated soil onsite. Carlyle estimates the cost of remediation at this site to be approximately $100,000 based upon information on the costs incurred by others in remediating similar contamination at other locations. As the actual cost of remediation at this site will depend on the areal extent of soil contamination and the remediation options approved for this site in the future by the CTDEP, no assurances can be given that the actual cost will not be higher than Carlyle's current estimate.

      In or about June 1992, Carlyle received notice from the EPA that Carlyle, Belding Corticelli Thread Company ("BCTC") and CM had been identified, along with 1,300 other parties, as PRP's in connection with the alleged release of hazardous substances from the Solvents Recovery Superfund Site in Southington, Connecticut (the "SRS site").

      Carlyle settled its alleged liability in this matter by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRP's committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS and the first NTCRA have been completed. The aggregate cost to complete the second NTCRA is estimated at approximately $3 million. BCTC and CM have been allocated .03% and 1.19%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. The EPA is expected to issue its "Record of Decision" concerning the final remedy at the SRS site during 1998. Carlyle is unable, at this time, to estimate the ultimate cost of the remedy for this site.

      By letter dated January 21, 1994, the EPA gave notice to CM that it had been identified as a PRP along with about 335 other parties in connection with the alleged release of hazardous waste at the Old Southington Landfill Superfund site located in Southington, Connecticut (the "OSL site"). The EPA's claim is predicated on the allegation that certain waste sent to the SRS site prior to October 1967 was commingled and transshipped to the OSL site.

      On September 3, 1996, CM entered into an agreement (with the EPA and other members of the SRS PRP Group) to settle its liability in connection with the First Operable Unit of work ("OU#1") at the OSL site for $2,000. The foregoing settlement is contingent upon court approval of the OU#1 Consent Decree.

      In September 1997, Pratt and Whitney and the Town of Southington proposed a de minimis settlement which would allow CM and certain other members of the SRS PRP Group (as well as certain Direct Shippers) to settle their future OSL site liability for a sum certain (subject to certain reservation of rights by the U.S.) Under this proposal, it is anticipated that CM's required payment will be no greater than $5,000. CM has accepted the de minimis offer.

      The U.S. and the other parties to the above de minimis settlement are presently negotiating the terms of a Consent Decree which will memorialize the settlement. The de minimis settlement will be contingent upon court approval of this Consent Decree.

      By letter dated October 30, 1987, the Department of Environmental Protection of the State of New Jersey ("DEP") notified Carlyle that CM, together with 122 parties, had been identified as a party responsible for cleanup costs and damage claims paid in connection with the Chemical Control Corporation hazardous waste site located in Elizabeth, New Jersey (the "CCC site"). Pursuant to the New Jersey Spill Compensation and Control Act, the DEP and the Spill Compensation Fund (the "Fund") have demanded payment of $34 million. The DEP and the Fund reserved the right to collect any costs and damages incurred during the ongoing cleanup of the CCC site. Carlyle has cooperated with the committees established to represent the interest of the parties in negotiations with the DEP. The committees have advised Carlyle that there may be defenses to the claim.

      Negotiations with the State of New Jersey concerning the settlement of the State's past costs for the CCC site have been ongoing since March of 1995. A draft settlement agreement has been prepared and negotiations concerning the terms and conditions of such settlement are continuing.

      Given the de minimis nature of CM's alleged contribution of waste disposed of at the CCC site (less than 1%), Carlyle currently believes that its liability for this site shall not exceed $200,000, although no assurance can be given that the ultimate cost will not exceed such amount.

      By third-party summons and complaint dated November 27, 1991, CM was named as a third-party defendant in an action pending in the United States District Court for the District of Rhode Island entitled United States v. Davis. In addition to CM, approximately 60 other companies were joined as third-party defendants. Amended third-party complaints have named additional third-party defendants. The third-party complaint against CM alleges claims for contribution under CERCLA, common law indemnification and state law contribution. The third-party complaint alleges that CM (and the majority of the other third-party defendants) shipped waste to the CCC site, which waste was commingled and then shipped to the Davis Liquid Waste site located in Smithfield, Rhode Island.

      CM has entered into an agreement to settle liability in connection with the above claims for payment of the sum of $200,000. The foregoing settlement agreement is contingent upon Court approval of Consent Decrees between the (i) U.S., CM and other settling parties and (ii) the state of Rhode Island, CM and other settling parties. The United States District Court approved the Consent Decree involving the U.S. in February 1998 but it remains subject to appeal. As of December 31, 1997, payments totaling $176,000 have been made in connection with this settlement.

      The estimates provided above do not include costs that Carlyle or its subsidiaries may incur for consultants or attorney's fees or for administrative expenses in connection with their participation as part of the PRP group at the SRS, OSL and CCC sites. The reserve Carlyle has established for environmental liabilities, in the amount of $1.9 million, represents Carlyle's best current estimate of the costs of addressing all identified environmental problems, including the obligations of Carlyle and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on Carlyle's review of currently available evidence, and takes into consideration Carlyle's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which Carlyle or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that Carlyle's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

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

      In January 1997, the Pension Benefit Guarantee Corporation ("PBGC") notified Carlyle that it was considering whether the sale of the Thread Division would create an obligation under ERISA to immediately fund, in whole or in part, Carlyle's unfunded liability to its defined benefit plan. In February 1997, at the request of the PBGC, Carlyle agreed to provide the PBGC with at least 30 days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders of any class of equity which is projected to occur at any time prior to March 31, 2002. In consideration of such agreement, the PBGC agreed not to take action solely with respect to the proposed sale transaction. In December 1997, Carlyle notified the PBGC that it intends to redeem $10 million of preferred stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by the board of directors and if appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. If the PBGC takes the position that Carlyle should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position were upheld, the ability of Carlyle to take any such proposed action would be adversely affected. Carlyle's unfunded liability to its deferred benefit plan is recorded at $1.0 million as of December 31, 1997, when measured in accordance with financial accounting standards. Based on an actuarial estimate, the obligation to transfer cash in the event of a termination would be $2.2 million in excess of the balance sheet liability. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, Carlyle's obligation to transfer cash to the plan could be higher than this amount. Any actual amounts transferred in the event of a plan termination, would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate.

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

      Escrow Agreement. In connection with the sale of the Thread Division to an affiliate of HP, $3.0 million of the proceeds were placed in escrow. Pursuant to an indemnification obligation arising from the sale of the Thread Division, Carlyle has assumed the defense and indemnity of Barbour Threads, Inc. ("Barbour"), as the successor in interest to Carlyle Threads, Inc., Barbour Industries, Inc. and Blue Mountain Industries, Inc. and an individual, H.D. Whitlow ("Whitlow"), in an adversary proceeding which relates to a Chapter 11 reorganization, In re Needlecraft Industries, Inc. ("Needlecraft"), Case No. LA 97-41233 L. Carlyle has no role in the bankruptcy or the prosecution of Barbour's claims against Needlecraft. In the adversary proceeding, Needlecraft seeks compensatory damages of $600,000 and punitive damages of $1 million, reformation of contract, and declaratory relief from Barbour for alleged breach of an oral contract, detrimental reliance, and negligent and intentional interference with prospective economic advantage. At a hearing on January 6, 1998, the Bankruptcy Court dismissed the claims against Whitlow for lack of subject matter jurisdiction. Needlecraft has recently filed a notice of appeal from the dismissal. No discovery has occurred.

      It is HP's position that any amounts payable to Needlecraft as a result of the Needlecraft Claim would be recoverable by HP or its affiliates from the escrowed portion of the purchase price paid for the Thread division. Carlyle believes that there are meritorious defenses to the Needlecraft claim and has reserved its rights with respect to HP's indemnification claim.

                          LINCOLN SNACKS COMPANY (60%)

      Lincoln Snacks Company ("Lincoln Snacks" or "Lincoln") is one of the leading manufacturers and marketers in the United States and Canada of caramelized pre-popped popcorn. The primary product line includes glazed popcorn/nut mixes and sweet glazed popcorn sold under the brand names Poppycock'r', Fiddle Faddle'r' and Screaming Yellow Zonkers'r'. Lincoln Snacks also processes, markets and distributes nuts.

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

      On June 6, 1995, Lincoln Snacks entered into the Distribution Agreement with Planters pursuant to which Planters, beginning July 17, 1995, became the exclusive distributor of Lincoln Snacks' Fiddle Faddle and Screaming Yellow Zonkers in the United States for an initial term which was originally scheduled to expire on June 30, 1997 unless renewed for additional one year periods. The Distribution Agreement required Planters to purchase an annual minimum number of equivalent cases of Fiddle Faddle and Screaming Yellow Zonkers during the initial term. On February 28, 1997, Lincoln Snacks and Planters entered into an amendment to the Distribution Agreement (the "Amendment") which was further modified on May 9, 1997 (the "Letter Agreement") pursuant to which, among other things, the exclusive distribution arrangement with respect to the Fiddle Faddle product was extended for an additional period of six months expiring December 31, 1997, at which time the distribution arrangement terminated. Effective May 1, 1997, and January 1, 1998 Planters ceased, and Lincoln resumed marketing and distributing the Screaming Yellow Zonkers and Fiddle Faddle products, respectively. Although the Amendment contains provisions designed to effect a smooth transfer of the distribution business back to Lincoln Snacks, there can be no assurance that this will be the case.

      The Amendment and Letter Agreement required Planters to purchase a specified number of manufactured cases of Screaming Yellow Zonkers and Fiddle Faddle and for Planters to compensate Lincoln for the remaining contract minimums for the twelve month period ended June 30, 1997. The Amendment and Letter Agreement also required Planters to compensate Lincoln for contract minimums for the six month period ended December 31, 1997 (six month minimums). Planters has compensated Lincoln for specified minimums, which were 24% and 27% less than case sales made to Planters for the three month and the six month period ended December 31, 1996, respectively. The Amendment also required Planters to compensate Lincoln in the event that certain sales levels were not achieved during the calendar year ending December 31, 1997. These sales levels were not achieved during the calendar year ending December 31, 1997 resulting in Planters compensating Lincoln $1.88 million which was partially offset by approximately $500,000 in non-recurring charges associated with Lincoln's initial efforts to rebuild the Fiddle Faddle brand ("Net Planters Other Income").

      In July and October, 1997, Lincoln Snacks entered into five year trademark license agreements with Nabisco, Inc. granting Lincoln Snacks the right to use, commencing January 1, 1998, the Planters' trademarks in connection with the sales and marketing of Lincoln Snacks' Fiddle Faddle products in the United States and Canada.

      Sales to Planters, excluding Net Planters Other Income, represented 9% and 32% of net sales for the three months ended December 31, 1997 and 1996, respectively; 14% and 41% of net sales for the six months period ended December 31, 1997 and 1996, respectively. Sales to Planters during the three months and the six months ended December 31, 1997 represented payments, in lieu of manufactured cases, at predetermined rates which are lower than the rates Planters paid for manufactured cases. Sales to Planters during the three month and the six month period ended December 31, 1996 represented manufactured cases.

      Lincoln Snacks' principal executive offices are located at 4 High Ridge Park, Stamford, Connecticut 06905; telephone number (203) 329-4545.

Products

      Lincoln Snacks manufactures and markets three nationally-recognized branded products. Poppycock is a premium priced mixture of nuts and popcorn in a deluxe buttery glaze. Fiddle Faddle is a more moderately priced brand of popcorn and peanut clusters with a candied glaze; a fat free version of Fiddle Faddle consists of popcorn with a caramel glaze. Screaming Yellow Zonkers is produced by coating popcorn clusters with a sweet buttery glaze. In addition, Lincoln Snacks processes, markets and distributes nuts.

Marketing, Sales and Distribution

      Lincoln Snacks markets and distributes its Poppycock and nut products directly. On July 17, 1995, Planters commenced exclusively distributing Fiddle Faddle and Screaming Yellow Zonkers in the United States (including Puerto Rico and United States territories and possessions) the term of which expired on December 31, 1997. Effective May 1, 1997, Lincoln Snacks commenced marketing and distributing its Screaming Yellow Zonkers product directly and on January 1, 1998 resumed marketing and distributing its Fiddle Faddle product directly.

      Lincoln Snacks' brands are broadly distributed through grocery stores, supermarkets, convenience stores, drug stores, mass merchandise outlets, warehouse clubs, vending channels, military commissaries and other military food outlets, and other retailers. Selling responsibilities for its products in the United States are currently handled by four regional business managers located strategically across the United States. These regional business managers manage approximately 80 brokers across the United States in all classes of trade. These brokers receive a commission on net sales plus incentive payments. Certain exports and large volume customers are handled directly by Lincoln Snacks personnel.

      Sales of Lincoln Snacks' products are seasonal, peaking during the third and fourth calendar quarters. During the fiscal year ended June 30, 1997, Planters accounted for 47% of Lincoln Snacks sales.

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

      The Lincoln manufacturing facility in Lincoln, Nebraska includes, among other things, continuous process equipment for enrobing popcorn and nuts, as well as four distinct high speed filling and packing lines for canisters, jars, single serving packs and bag-in-box packages. The manufacturing and packaging equipment is sufficiently flexible to allow for the manufacture of other similar product lines or packaging formats. The facility is being operated at an overall rate varying from approximately 40% to 75% of capacity depending on the season. Lincoln Snacks' management believes that the facility is generally in good repair and does not anticipate capital expenditures other than normal maintenance and selected equipment modernization programs.

Trademarks

      Poppycock'r', Fiddle Faddle'r' and Screaming Yellow Zonkers'r' are registered trademarks of Lincoln Snacks. Lincoln Snacks believes all its trademarks enjoy a strong market reputation denoting high product quality. In addition, Nabisco has granted Lincoln Snacks the right, commencing January 1, 1998, to use the Planter's trademarks in connection with the sale and marketing of Lincoln Snacks' Fiddle Faddle product in the United States and Canada for a period of five years.

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

Employees

      As of March 20, 1998, Lincoln Snacks had 74 full-time employees and one part time employee. Employment at the Lincoln plant varies according to weekly and seasonal production needs and averaged approximately 85 employees during fiscal 1997. None of Lincoln Snacks' work force is unionized. Lincoln Snacks' management believes that Lincoln Snacks' relationship with its employees is good.

Export Sales

      Foreign operations accounted for less than 10% of Lincoln Snacks' sales, assets and net income in each of Lincoln Snacks' last three fiscal years.

Facilities

      Lincoln Snacks manufactures and packages all of its products at its owned Lincoln, Nebraska manufacturing facility. The Lincoln plant, constructed in 1968, is a modern 74,000 square foot one-story building on a 10.75 acre site in a light industrial area in the city of Lincoln. Approximately 67,000 square feet of the facility is dedicated to production with the balance utilized for administration. In October 1996, Lincoln Snacks sold land adjacent to its manufacturing facility in Lincoln, Nebraska. At the same time, Lincoln Snacks entered into a ten year lease agreement for 50,000 square feet of a new warehouse which has been constructed on the land. This facility accommodates all of Lincoln Snacks current warehousing needs. Lincoln Snacks' lease on this facility expires in July 2006 and there is a five year renewal option beyond 2006. Lincoln Snacks believes its properties are sufficient for the current and anticipated needs of its business.

Legal Proceedings

      Lincoln Snacks is not involved in any material legal proceedings.

                         FERROVIA NOVOESTE, S.A. (18%)

      In March, 1996, Ferrovia Novoeste, S.A., a Brazilian corporation ("Novoeste"), was the successful bidder, at approximately $63.6 million, for the concession for the operation of the Brazilian federal railroad's western network. The principal investors in Novoeste include Noel, Chase Latin America Equity Associates ("Chase"), Brazil Rail Partners, Inc. ("BRP"), Western Rail Investors, LLC ("WRI") and Brazilian Victory LLC ("Victory"). Noel's and Chase's investment in Novoeste is approximately $8 million each, Victory's investment is approximately $2 million, WRI's investment is approximately $1.6 million, and BRP's investment is approximately $1.4 million. The purchase of the network consisted of a 30-year concession and a lease of the federal railroad's equipment. The western network links Bauru, in Sao Paulo state, with Corumba on the Bolivian border, and covers approximately 1,000 miles of track. It is possible that Noel's interest in Novoeste will be converted in a business combination into securities of a larger Brazilian railroad entity.

                                  Other Assets

      Noel also holds other assets with an aggregate estimated value of approximately $12.4 million at December 31, 1997, which assets include a note for approximately $10.4 million, bearing interest at an annual rate of 7% and secured by a letter of credit, received by Noel as part of the purchase price for the sale by Noel of its holdings in Curtis. Noel expects to be able to monetize this note at approximately face value but there can be no assurance that a lesser amount will not be realized.

(d) Financial information about foreign and domestic operations and export sales.

      Not material.

Item 2. Properties.

      Noel's executive offices occupy approximately 10,600 square feet in an office building located in New York, New York pursuant to a lease expiring in November 1998. For descriptions of certain principal properties of Noel's operating companies, see "Narrative Description of Business" above. Management of Noel and of each of Noel's operating companies believe that the properties owned or leased by each such company are adequate for the conduct of their respective businesses for the foreseeable future.

Item 3. Legal Proceedings.

      Other than as described under "Business of the Company", there are no pending material legal proceedings to which Noel or any of its subsidiaries or principal operating companies is a party or to which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

Item 4. Submission of Matters to a Vote of
        Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information.

      Noel's Common Stock trades on the Nasdaq Stock Market's National Market under the symbol NOEL. The following table sets forth the range of high and low sales prices for shares of Common Stock for each fiscal quarter during 1997 and 1996 as reported by NASDAQ.

                      1997                High                    Low
                      ----                ----                    ---

              First Quarter              $7.500                  $6.375
              Second Quarter(1)           6.625                   3.125
              Third Quarter(2)            4.375                   3.875
              Fourth Quarter(3)           4.125                   3.218

(1) Reflects the distribution of shares of HealthPlan Common Stock on April 25, 1997, valued at $2.643 per share of Noel Common Stock.
(2) Reflects the distribution of shares of HealthPlan Common Stock on October 6, 1997 (September 25, 1997, ex-dividend date), valued at $.4244 per share of Noel Common Stock.
(3) Reflects the distribution of shares of Carlyle Common Stock on December 1, 1997, valued at $.1501 per share of Noel Common Stock.

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

(b) Holders.

            As of March 20, 1998, 20,567,757 shares of Common Stock were issued and outstanding and were held of record by approximately 103 persons, including several holders who are nominees for an undetermined number of beneficial owners. Noel believes that there are approximately 1,200 beneficial owners of Common Stock.

(c) Dividends.

            Pursuant to the Plan, Noel's remaining assets will either be distributed in kind to Noel's shareholders or sold; the proceeds of sale, after paying or providing for all claims, liabilities, expenses and other obligations of Noel, will be distributed to Noel's shareholders together with other available cash; and thereafter Noel will be dissolved. The value of any further liquidating distributions will depend on a variety of factors including, among others, the actual market prices of any securities distributed in kind, the proceeds of the sale of any of Noel's assets and the actual timing of distributions.

            On April 25, 1997, Noel distributed pro rata to its shareholders approximately 3,754,675 shares of HealthPlan Common Stock at the rate of
0.1838631 shares of HealthPlan Common Stock for each share of Common Stock issued and outstanding at the close of business on the April 18, 1997 record date. The value of the distribution was $2.64 per share of Common Stock.

            On October 6, 1997, Noel distributed pro rata to its shareholders its remaining 412,601 shares of HealthPlan Common Stock at the rate of 0.02006 shares of HealthPlan Common Stock for each share of Common Stock issued and outstanding at the close of business on the September 29, 1997 record date. The value of the distribution was $.4244 per share of Common Stock.

            On December 1, 1997, Noel distributed pro rata to its shareholders approximately 2,205,814 shares of Carlyle Common Stock at the rate of 0.107246 shares of Carlyle Common Stock for each share of Common Stock issued and outstanding at the close of business on the November 21, 1997 record date. The value of the distribution was $.1501 per share of Common Stock.

            On March 13, 1998, the Board declared a liquidating distribution of $.70 per share of Common Stock payable on March 27, 1998 to holders of record at the close of business on the March 20, 1998 record date.

Item 6. Selected Financial Data.

            The selected historical financial information as of December 31, 1997, for the three months ended March 31, 1997 and the five years ended December 31, 1996 are derived from the historical financial statements of Noel and should be read in conjunction with Noel's Financial Statements and related notes included elsewhere in this Form 10-K. (Dollars in thousands, except per share amounts)

                                                                            Years Ended
                                                                            December 31,
                                                          ------------------------------------------------
                                December 31,  March 31,
                                    1997        1997       1996(1)      1995(1)      1994(2)       1993
                                  -------      -------    ---------    ---------    ---------    ---------
Revenue                               N/A      $38,473    $ 189,325    $ 181,709    $ 119,121    $  93,962

Operating income (loss)               N/A      $(4,684)   $   9,194    $ (29,451)   $ (12,731)   $  (6,935)

Loss from continuing
operations                            N/A      $(1,309)   $  (3,105)   $ (15,581)   $  (9,453)   $  (5,345)

Basic earnings per share
from continuing operations(4)         N/A      $ (0.06)   $   (0.15)   $   (0.77)   $   (0.47)   $   (0.26)

Total assets                      $88,912          N/A    $ 230,521    $ 239,757    $ 313,980    $ 186,845(3)

Long-term debt                    $     0          N/A    $  60,983    $  69,197    $  75,734    $  33,635(3)

Stockholders' equity                  N/A          N/A    $  97,360    $  92,920    $ 100,269    $ 123,122

Net assets in liquidation         $83,561          N/A          N/A          N/A          N/A          N/A

Net assets in liquidation per
share                             $  4.06          N/A          N/A          N/A          N/A          N/A

----------

As a result of the adoption of the Plan, Noel has adopted the liquidation basis of accounting for all periods subsequent to March 31, 1997. See Note 1 of Notes to Financial Statements on page F-10.

See Notes 11 and 12 of Notes to Financial Statements on pages F-18 and F-22 for factors that affect the comparability of the information presented above.

(1) Includes the results of Carlyle for the full period and reflects the results of HealthPlan Services under the equity method of accounting.

(2) Includes the results of HealthPlan Services from September 30, 1994, the date of its acquisition. Carlyle is included in the balance sheet at December 31, 1994.

(3) Due to the restatement of the historical financial statements, this information is considered to be derived from unaudited financial statements.

(4) Earnings per share amounts prior to 1997 have been restated to comply with Financial Accounting Standards No. 128. See Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of financial condition and results of operations of Noel Group, Inc. ("Noel") and its consolidated subsidiaries (collectively the "Company") should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements.

Liquidity and Capital Resources:

      On December 31, 1997, Noel had cash and short-term investments of $13.2 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and to meet its other obligations through the remainder of the liquidation period. Pursuant to the Plan, subject to the payment or the provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Noel believes that its cash and short-term investments are sufficient to fund its working capital requirements through the completion of the Plan.

      In February 1998, Noel received a $3.5 million refund of estimated taxes paid during 1997. In March 1998, Noel declared a liquidating distribution of $.70 per outstanding share of Common Stock payable on March 27, 1998 to shareholders of record at the close of business on the March 20, 1998 record date, for a total of $14.4 million. See Footnote 8 of Notes to Financial Statements on F-15.

      Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its holdings. See Footnote 2 of Notes to Financial Statements on F-10 for a discussion of Carlyle. Lincoln is prohibited from paying dividends by existing borrowing agreements.

Results of Operations:

Overview

      Noel's equity in HealthPlan Services', Novoeste's and Staffing Resources' income or loss for the period ended March 31, 1997 and the years ended December 31, 1996 and 1995, is included in income or loss from equity investments. The consolidated selling, general, administrative and other expenses include salaries, employee benefits, rent and other routine overhead expenses of the Company, including legal, accounting and consulting fees. The following year to year comparisons are based on the Company's consolidated results. An analysis of each subsidiary is included in the comparison of segments section.

      Noel's share of the income of HealthPlan Services for the three months ended March 31, 1997 was $1.0 million, and its share of the losses of Novoeste and Staffing was $.9 million and $.4 million, respectively.

      Noel and each of its subsidiaries file a separate federal income tax return. As a result, the income tax provisions recorded by certain subsidiaries cannot be offset by the losses reported by other entities on the Company's consolidated financial statements.

Three Months ended March 31, 1997 versus March 31, 1996

      Sales decreased by $4.6 million to $38.5 million primarily due to decreased sales at Carlyle of $7.4 million, offset by increased sales at Curtis Industries, Inc. ("Curtis") of $2.7 million. Cost of sales decreased by $3.9 million to $20.7 million from $24.6 million in 1996, primarily due to decreased cost of sales at Carlyle of $5.5 million offset by increased cost of sales at Curtis of $1.5 million. Selling, general, administrative and other expenses increased by $.5 million to $17.2 million in 1997 from $16.7 million in 1996. Other income increased by $8.8 million primarily due to a gain recognized by Noel in 1997 on the sale of 1.3 million shares of HealthPlan Common Stock, offset by greater losses at Carlyle and Curtis of $5.3 million and $.6 million, respectively. Provision for income taxes increased $9.8 million due to increased tax provisions at Noel and Carlyle of $4.6 million and $5.2 million, respectively.

Comparison of Segments:

Three Months ended March 31, 1997 versus March 31, 1996

Industrial Threads and Buttons (Carlyle)

      As a result of its sale on March 26, 1997 (see Footnote 11 to Notes to Financial Statements on F-18), only two months of operating results from Carlyle's thread division are included in the first quarter of 1997 as compared to three full months during 1996.

      Sales during the first quarter of 1997 totaled $14.7 million as compared with $22.0 million during the first quarter of 1996. Sales in the consumer product segment decreased to $8.4 million as compared with $11.7 during the same period in 1996. Sales in the industrial product segment decreased to $6.3 million as compared with $10.3 million during the first quarter of 1996. The decrease in both segment's sales was attributable to the sale of Carlyle's thread division.

      The gross margin during the first quarter of 1997 totaled $4.2 million or 29.0% as compared with $6.1 million or 27.7% during the first quarter of 1996. Gross margin in the consumer product segment totaled $3.1 million or 36.9% as compared to $3.7 million or 31.5% in the first quarter of 1996. Gross margin in the industrial product segment totaled $1.2 million or 18.5% as compared with $2.4 million or 23.4% during the first quarter of 1996. The decrease in both segment's gross margin dollars was primarily attributable to the sale of the thread division.

      Selling, general, and administrative expenses totaled $2.6 million as compared with $3.6 million during the same period in 1996. Selling, general, and administrative expenses in the consumer product segment totaled $1.1 million during the first quarter of 1997 as compared with $1.2 million during the first quarter of 1996. Selling, general and administrative expenses in the industrial product segment totaled $1.5 million during the first quarter of 1997 as compared with $2.5 million during the first quarter of 1996. The decrease in these expenses was primarily attributable to the sale of the thread division.

Fasteners and Security Products Distribution (Curtis)

      On May 13, 1996, Curtis acquired certain assets of the Mechanics Choice business of Avnet, Inc. for $6.5 million. Mechanics Choice is a distributor, selling industrial maintenance and repair operations products similar to the existing Curtis product line offering.

      Sales for the first quarter of 1997 increased $2.7 million or 15.8% to $19.5 million from $16.8 million in the first quarter of 1996. Sales from the Mechanics Choice division accounted for the increase.

      The gross margin percentage decreased to 64.6% in 1997 from 68.9% in 1996. Lower margins incurred by the Mechanics Choice division are responsible for the majority of the first quarter decline.

      For the first quarter of 1997, selling, general and administrative expenses, net of the Internal Revenue Service ("IRS") settlement discussed below, increased $.9 million from the comparable 1996 quarter. The majority of the first quarter increase is due to the added selling and distribution costs of the Mechanics Choice division.

      Following a field examination in 1995, the IRS alleged that as a result of certain tax law changes enacted in 1989 and 1991 Curtis' expense reimbursement policy for the field sales force did not meet the definition of an accountable plan, and thus contended all reimbursed expenses for 1993 and 1994 should be treated as taxable wages. In April 1997, Curtis reached a settlement with the IRS in connection with the expense reimbursement policy requiring the payment of $1.0 million of taxes for 1993 through 1996. A $.9 million charge to record this settlement, net of reserves, was recorded in the first quarter of 1997.

Snack Foods (Lincoln)

      On June 6, 1995, Lincoln entered into an exclusive distribution agreement with Planters Company, a division of Nabisco, Inc., ("Planters"), commencing on July 17, 1995, for the sales and distribution of Fiddle Faddle and Screaming Yellow Zonkers ("the Products"). Under the agreement, Planters is required to purchase a minimum number of cases during each year ending on June 30. Lincoln sells the Products to Planters at prices which are less than historical selling prices. Planters in turn is responsible for the sales and distribution of the Products to its customers and therefore Lincoln does not have any selling, marketing or distribution costs on the Products. The financial impact of the agreement versus historical results is a reduction in revenue and gross profit which is offset by reduced selling, marketing and distribution costs.

      On February 28, 1997, this agreement was amended, extending its term until December 31, 1997, at which time the distribution arrangement terminated. Although the amendment and extension contained provisions designed to effect a smooth transfer of the distribution business back to Lincoln, there can be no assurance as to the long-term effects of this transition.

      Sales of $4.3 million for the quarter ended March 31, 1997, were equal to sales in the corresponding period of 1996. Sales to Planters represented approximately 68% and 64% of sales for the quarter ended March 31, 1997, and 1996, respectively.

      Gross profit decreased $.1 million to $.9 million for the three months of 1997 versus $1.0 million in the corresponding period of 1996 due to the mix of products sold.

      Selling, general, and administrative expenses decreased approximately 13% or $.2 million to $.8 million in the 1997 quarter versus $1.0 million in the same period in 1996. These expenses decreased during this period primarily due to lower variable selling expenses relating to the mix of products sold.

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

Comparison of Segments:

1996 versus 1995

Fasteners and Security Products Distribution (Curtis)

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

      The gross margin percentage decreased from 66.5% in 1995 to 65.3% in 1996. The decline in the margin is attributable to the lower margins of the Mechanics Choice division. Mechanics Choice's customer base has a higher concentration of large, corporate and national accounts which are more price sensitive.

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

Industrial Threads and Buttons (Carlyle)

      Sales for the year ended December 31, 1996, totaled $88.6 million as compared to $88.7 million in 1995 for a decrease of $.1 million. Sales in Carlyle's industrial product segment totaled $39.4 million in 1996 as compared to $45.1 million in 1995, for a decrease of $5.7 million or 12.6%. The softness in customer order volume which began during the third quarter of 1995 continued throughout all of 1996 creating the negative sales comparison. The reduced order volume was experienced across a broad range of customers and products. During the second half of 1996, sales in this segment were generally at comparable levels as compared to the second half of 1995. Sales in Carlyle's consumer product segment totaled $49.2 million in 1996 for an increase of $5.6 million over 1995 sales of $43.6 million. The increase in consumer sales was largely attributable to the inclusion of Culver Textile Corporation ("Culver") full year sales in 1996. Culver's sales are included from the date of its acquisition on August 31, 1995. Sales increases of Carlyle's button division also contributed $1.8 million to the sales increase of this segment.

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

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      Certain of the information required is set forth under the captions "Statement of Net Assets in Liquidation", "Consolidated Balance Sheet," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Stockholders' Equity" and "Notes to Consolidated Financial Statements" on pages F-1 through F-36 hereof. See also the Noel Group, Inc. Financial Statement Schedule included elsewhere herein.

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

      The executive officers of the Company are as follows:

                                                                  Officer
         Name                   Position(s)               Age     Since
         ----                   -----------               ---     -------

         Stanley R. Rawn, Jr.   Chief Executive Officer   70      March 1995

         Todd K. West           Vice President-Finance,
                                Chief Financial Officer   37      August 1990
                                and Secretary

      There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was selected as a director or officer. Directors hold office until the next Annual Meeting of Shareholders and until their successors have been elected and qualified. The executive officers of the Company are elected at the Annual Meeting of the Board of Directors immediately following the Annual Meeting of Shareholders and hold office until their successors have been elected and qualified or their earlier resignation or removal. No family relationship currently exists among any of the executive officers and directors of the Company.

                            Biographical Information

      Stanley R. Rawn, Jr. became Chief Executive Officer of Noel effective March 1995. Mr. Rawn served as a director of Noel and its predecessor company from 1969 until January 1987 and has served as a director of Noel since June 1990. From November 1985 until May 1992, Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company which merged into Santa Fe Energy Resources, Inc. in May 1992. Mr. Rawn is a Senior Managing Director and director of Swiss Army Brands, Inc. ("Swiss Army"), the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Officers' knives and professional cutlery, as well as the marketer of Swiss Army'r' Brand watches and other products, Chairman of the Executive Committee and a director and Chairman of the Executive Committee of Staffing Resources, and a trustee of the California Institute of Technology.

      Todd K. West has served as Vice President-Finance since August 1990, as Secretary since November 1991 and as Chief Financial Officer since January
1993. Mr. West also served as Treasurer and Chief Financial Officer from August 1990 until November 1991. Mr. West joined The Prospect Group, Inc. ("Prospect"), a company which prior to its adoption of a Plan of Complete Liquidation and Dissolution in 1990 and subsequent dissolution in 1997, conducted its major operations through subsidiaries acquired in leveraged buyout transactions, in September 1988 and served as Assistant Vice President-Finance, Assistant Treasurer and Assistant Secretary from February 1989 until November 1990, when he became Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Prospect. Mr. West became a certified public accountant in 1987.

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

            The consolidated financial statements and financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this annual report.

(b) Reports on Form 8-K.

            On December 15, 1997, Noel filed a Form 8-K reflecting (i) the December 1, 1997 distribution to its shareholders of 2,205,814 shares of Carlyle Common Stock at the rate of 0.107246 shares of Carlyle Common Stock for each share of Common Stock outstanding on the November 21, 1997 record date and (ii) the receipt by Noel of approximately $4.3 million in cash and a note for approximately $10.4 million, bearing interest at an annual rate of 7% and secured by a letter of credit, for all of its holdings of Curtis. No pro forma financial information was required pursuant to Article 11 of Regulation S-X.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NOEL GROUP, INC.
                                                  (Registrant)


                                               By /s/ Stanley R. Rawn, Jr.
                                                  ------------------------------
                                                  Stanley R. Rawn, Jr.
                                                  Chief Executive Officer

                                               Date: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Stanley R. Rawn, Jr.                                    March 30, 1998
-------------------------------------------------
Stanley R. Rawn, Jr.
Chief Executive Officer;
Director (Principal Executive Officer)


/s/ Todd K. West                                            March 30, 1998
-------------------------------------------------
Todd K. West
Vice President-Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and
Principal Accounting Officer)


/s/ Joseph S. DiMartino                                     March 30, 1998
-------------------------------------------------
Joseph S. DiMartino
Director


/s/ Herbert M. Friedman                                     March 30, 1998
-------------------------------------------------
Herbert M. Friedman
Director


/s/ James K. Murray, Jr.                                    March 30, 1998
-------------------------------------------------
James K. Murray, Jr.
Director

/s/ Samuel F. Pryor, III                                    March 30, 1998
-------------------------------------------------
Samuel F. Pryor, III
Director


/s/ James A. Stern                                          March 30, 1998
-------------------------------------------------
James A. Stern
Director

                                NOEL GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES

                               Item 14(a)(1) - (2)

                                                                  Page Reference
                                                                  --------------

     Report of Independent Public Accountants ............................  F-2

Noel Group, Inc.
     Statement of Net Assets in Liquidation
       December 31, 1997 .................................................  F-3

     Statement of Changes in Net Assets in Liquidation
       For the Nine Months Ended December 31, 1997 .......................  F-4

Noel Group, Inc. and Subsidiaries:
     Consolidated Balance Sheet
       December 31, 1996 .................................................  F-5

     Consolidated Statements of Operations
       For the Three Months Ended March 31, 1997 and for the Years Ended
       December 31, 1996 and 1995 ........................................  F-6

     Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 1997 and for the Years Ended
       December 31, 1996 and 1995 ........................................  F-7

     Consolidated Statements of Changes in Stockholders' Equity
       For the Three Months Ended March 31, 1997 and for the Years Ended
       December 31, 1996 and 1995 ........................................  F-9

     Notes to Financial Statements .......................................  F-10

HealthPlan Services Corporation and Subsidiaries:
     Report of Independent Certified Public Accountants ..................  F-35

Staffing Resources, Inc.:
     Report of Independent Accountants ...................................  F-36

Schedule
  No.
--------

II   Valuation and Qualifying Accounts
       For the Years Ended December 31, 1996 and 1995 ....................  S-1

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Noel Group, Inc.

We have audited the accompanying consolidated balance sheet of Noel Group, Inc., a Delaware corporation, and subsidiaries as of December 31, 1996, and the consolidated statements of operations, changes in stockholders' equity and cash flows for the period from January 1, 1997 to March 31, 1997 and for each of the two years in the period ended December 31, 1996. We also have audited the statement of net assets in liquidation as of December 31, 1997, and the related statement of changes in net assets in liquidation for the period from April 1, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthPlan Services Corporation ("HPS"), the investment in which is reflected in the accompanying financial statements using the equity method of accounting in 1996 and 1995. The investment in HPS represents 18% of consolidated total assets as of December 31, 1996; the equity in its net loss is $.5 million for 1996; the equity in its net income is $3.4 million for 1995. We also did not audit the financial statements of Staffing Resources, Inc. ("Staffing"), the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting in 1996. The investment in Staffing represents 9% of consolidated total assets as of December 31, 1996, and the equity in its net loss is $1.2 million for 1996.
The financial statements of HPS and Staffing were audited by other auditors whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included for HPS in 1996 and 1995 and for Staffing in 1996, is based solely on the reports of the other auditors.

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

As described in Note 1 to the financial statements, the shareholders of Noel Group, Inc. approved a plan of complete liquidation and dissolution on March 19, 1997, and the Company commenced carrying out the plan shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to March 31, 1997, from the going-concern basis to a liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 1997, are presented at estimated realizable value and liabilities are presented at estimated settlement amounts.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Noel Group, Inc. and subsidiaries as of December 31, 1996, the results of their operations and their cash flows for the period from January 1, 1997 to March 31, 1997, and for each of the two years in the period ended December 31, 1996, Noel Group, Inc.'s net assets in liquidation as of December 31, 1997, and the changes in its net assets in liquidation for the period from April 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                               Arthur Andersen LLP
New York, New York
March 25, 1998

                         PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NOEL GROUP, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                (Dollars in thousands, except per share amounts)

                                                              December 31,
                                                                  1997
                                                              ------------
Assets

Cash and cash equivalents ..................................    $  3,493

Short-term investments  ....................................       9,697
                                                                --------

Total cash and short-term investments   ....................      13,190

Investments (Note 2)  ......................................      58,183

Income taxes (Note 4)    ...................................       5,134

Other assets (Note 2)  .....................................      12,405
                                                                --------

Total assets  ..............................................      88,912
                                                                --------

Liabilities

Accounts payable  ..........................................         281

Accrued expenses (Note 5)  .................................       5,070
                                                                --------

Total liabilities  .........................................       5,351
                                                                --------

Net assets in liquidation  .................................    $ 83,561
                                                                ========

Number of common shares outstanding  .......................  20,567,757
                                                              ==========

Net assets in liquidation per outstanding share  ...........       $4.06
                                                                   =====

    The accompanying notes are an integral part of this financial statement.

                                NOEL GROUP, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                             (Dollars in thousands)

                                                                For the Nine
                                                                Months Ended
                                                              December 31,1997
                                                              ----------------

Net assets in liquidation at April 1 (Note 6)  ................  $ 158,353
Changes in estimated liquidation values of
 assets and liabilities (Note 3) ..............................     (9,001)
Distributions to shareholders (Note 8)  .......................    (65,791)
                                                                 ---------
Net assets in liquidation at December 31  .....................  $  83,561
                                                                 =========

    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Going-Concern Basis)
                    (Dollars in thousands, except par values)

                                                                    December 31,
                                                                        1996
                                                                    ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents......................................   $  1,117
     Short-term investments.........................................      8,983
     Accounts receivable, less allowance of $3,718 .................     24,023
     Inventories....................................................     34,157
     Other current assets...........................................      4,232
                                                                       --------
Total current assets ...............................................     72,512

Equity investments (Note 11) .......................................     68,026
Other investments ..................................................        639
Property, plant and equipment, net (Note 13)........................     37,671
Intangible assets, net .............................................     46,015
Other assets .......................................................      5,658
                                                                       --------
     Total assets ..................................................   $230,521
                                                                       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt  (Note 14)...................     $4,719
     Trade accounts payable.........................................     13,226
     Accrued compensation and benefits..............................      5,567
     Net liabilities of discontinued operations (Note 12)...........      3,597
     Other current liabilities......................................      8,417
                                                                       --------
Total current liabilities...........................................     35,526

Long-term debt (Note 14)............................................     60,983
Other long-term liabilities.........................................     29,085
Minority interest...................................................      7,567
                                                                       --------
          Total liabilities.........................................    133,161
                                                                       --------

Stockholders' equity:  (Notes 16 and 17)
     Preferred stock, $.10 par value, 2,000,000 shares authorized,
       none outstanding.............................................         --
     Common stock, $.10 par value, 48,000,000 shares authorized,
       20,222,642 issued............................................      2,022
     Capital in excess of par value.................................    211,633
     Accumulated deficit............................................   (115,123)
     Cumulative translation adjustment..............................       (481)
     Treasury stock at cost, 34,937 shares .........................       (691)
                                                                       --------
Total Stockholders' equity .........................................     97,360
                                                                       --------
          Total liabilities and stockholders' equity................   $230,521
                                                                       ========

    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Going-Concern Basis)
                (Dollars in thousands, except per share amounts)

                                                           For the Three
                                                            Months Ended       For the Years Ended
                                                               March 31,           December 31,
                                                                1997           1996           1995
                                                            ------------   ------------   ------------
Revenue Items:
       Sales .............................................  $     38,473   $    189,325   $    181,709

Cost and Expense Items:
       Cost of sales .....................................        20,711        106,426        105,318
       Selling, general, administrative and other expenses        17,220         69,246         71,799
       Loss on disposal of Carlyle's thread division .....         4,364             --             --
       Impairment charge (Note 11) .......................            --             --         29,155
       Depreciation and amortization .....................           862          4,459          4,888
                                                            ------------   ------------   ------------
                                                                  43,157        180,131        211,160
                                                            ------------   ------------   ------------
Operating income (loss) ..................................        (4,684)         9,194        (29,451)
                                                            ------------   ------------   ------------

Other Income (Expense):
       Gain on sale of HealthPlan Services Corporation
           (Note 11) .....................................        15,098             --             --
       Other income (Note 18) ............................           237            599          6,703
       Income (Loss) from equity investments .............          (354)        (4,707)         3,761
       Interest expense ..................................        (1,670)        (7,970)        (7,801)
       Minority interest .................................           501         (1,363)        10,923
                                                            ------------   ------------   ------------
                                                                  13,812        (13,441)        13,586
                                                            ------------   ------------   ------------
Income (Loss) from continuing operations before income
  taxes ..................................................         9,128         (4,247)       (15,865)
Benefit (Provision) for income taxes (Note 19) ...........       (10,437)         1,142            284
                                                            ------------   ------------   ------------
Loss from continuing operations ..........................        (1,309)        (3,105)       (15,581)
Income (Loss) from discontinued operations (Note 12) .....            --            448         (6,544)
                                                            ------------   ------------   ------------
            Net loss .....................................  $     (1,309)  $     (2,657)  $    (22,125)
                                                            ============   ============   ============

Basic earnings per share from:
       Continuing operations .............................  $      (0.06)  $      (0.15)  $      (0.77)
       Discontinued operations ...........................          0.00           0.02          (0.33)
                                                            ------------   ------------   ------------
            Net loss .....................................  $      (0.06)  $      (0.13)  $      (1.10)
                                                            ============   ============   ============
Weighted average shares outstanding ......................    20,402,891     20,189,647     20,192,233
                                                            ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Going-Concern Basis)
                             (Dollars in thousands)

                                                              For the Three
                                                               Months Ended  For the Years Ended
                                                                 March 31,       December 31,
                                                                   1997        1996       1995
                                                                 --------    --------   --------
Cash Flows from Operating Activities:
       Net Loss ...............................................  $ (1,309)   $ (2,657)  $(22,125)
Adjustments to reconcile net income to net cash
  provided from (used for) operating activities:
       Loss (Income) from equity investments ..................       354       4,707     (3,761)
       Depreciation and amortization ..........................     1,260       6,873      7,717
       Net (gain) loss on securities ..........................   (15,098)         85     (5,533)
       Provisions for doubtful accounts and valuation of
       inventories ............................................       174         (40)     1,554
       (Benefit) Provision for deferred income taxes ..........    (2,664)      2,729       (674)
       (Gain) Loss on property and equipment ..................        --        (131)       418
       Minority interest, net .................................      (501)      1,363    (10,923)
       Impairment charge ......................................        --          --     29,155
       Loss on disposal of Carlyle thread division ............     4,364          --         --
       (Income) Loss on disposal of discontinued
       operations .............................................        --        (448)     5,234
       Other, net .............................................        86         530        889

Changes in certain assets and liabilities, net of acquisitions:
       Accounts receivable ....................................      (521)     (2,885)     2,160
       Inventories ............................................      (673)     (1,101)     2,147
       Trade accounts payable .................................       406          53        491
       Income taxes payable ...................................     8,493          --         --
       Accrued compensation and benefits ......................      (430)       (209)       221
       Other, net .............................................     3,251      (5,534)    (6,136)
        Discontinued operations ...............................    (3,141)     (1,331)     8,872
                                                                 --------    --------   --------

                 Total adjustments ............................    (4,640)      4,661     31,831
                                                                 --------    --------   --------

Net cash provided from (used for) operating activities ........    (5,949)      2,004      9,706
                                                                 --------    --------   --------
                                                                                      (continued)

                                                       For the Three
                                                        Months Ended  For the Years Ended
                                                          March 31,       December 31,
                                                           1997        1996        1995
                                                         ---------   ---------   ---------
Cash Flows From Investing Activities:
       Payments for companies purchased, net of cash
       acquired .......................................         --      (6,716)     (3,050)
       Cash of deconsolidated subsidiary ..............         --          --      (4,303)
       (Purchases) Sales of short-term investments, net     (2,752)      9,399       3,845
       Sales (Purchases) of investments ...............     26,400      (8,084)    (11,105)
       Sales of investments ...........................     51,924          --         972
       Sales of discontinued operations ...............         --       8,190      23,977
       Purchases of property, plant and equipment .....       (787)     (4,313)     (4,857)
       Sales of property, plant and equipment .........         --       2,175       1,724
       Other, net .....................................       (148)     (1,653)       (845)
                                                         ---------   ---------   ---------

Net cash provided from (used for) investing activities      74,637      (1,002)      6,358
                                                         ---------   ---------   ---------

Cash Flows From Financing Activities:
       Borrowings from revolving credit line and long-
       term debt ......................................     41,121     135,441     143,848
       Repayments of revolving credit line and long-
       term debt ......................................    (76,698)   (144,528)   (154,950)
       Issuance of common stock, net ..................        910          --          25
       Change in other long-term liabilities ..........         90      (1,287)     (3,012)
       Other, net .....................................        (19)        (95)         --
                                                         ---------   ---------   ---------

Net cash used for financing activities ................    (34,596)    (10,469)    (14,089)
                                                         ---------   ---------   ---------

Effect of exchange rates on cash ......................        (38)        138          22
                                                         ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents ..     34,054      (9,329)      1,997
Cash and cash equivalents at beginning of period ......      1,117      10,446       8,449
                                                         ---------   ---------   ---------
Cash and cash equivalents at end of period ............  $  35,171   $   1,117   $  10,446
                                                         =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND THE YEARS ENDED DECEMBER 31,
                                  1996 AND 1995
                              (Going-Concern Basis)
                                 (In thousands)

                                                            Common Stock      Capital in              Cumulative   Unrealized
                                                            ------------      Excess of  Accumulated  Translation    Holding
                                                          Shares     Amount   Par Value    Deficit    Adjustment      Gains
                                                         --------   --------  ---------    --------   ----------     -------
Balance, January 1, 1995 ............................     20,203     $2,020   $189,716     $(90,341)    $ (639)
Net loss.............................................         --         --         --      (22,125)        --
Subsidiary stock transaction (Note 11)...............         --         --     14,442           --         --
Cumulative translation adjustment....................         --         --         --           --         26
Other................................................         --         --        308           --         --
                                                          ------     ------    -------     --------     ------
Balance, December 31, 1995...........................     20,203      2,020    204,466     (112,466)      (613)
Net loss.............................................         --         --         --       (2,657)        --
Subsidiary stock transactions (Note 11)..............         --         --      7,004           --         --
Purchase of treasury stock...........................         --         --         --           --         --
Issuance of common stock.............................         19          2        163           --         --
Cumulative translation adjustment....................         --         --         --           --        132
                                                          ------     ------   --------     --------     ------         ----
Balance, December 31, 1996...........................     20,222      2,022    211,633     (115,123)      (481)        $  0
Net Loss ............................................         --         --         --       (1,309)        --           --
Subsidiary stock transactions (Note 11) .............         --         --         48           --         --           --
Issuance of common stock ............................        233         24      1,610           --         --           --
Unrealized holding gains ............................         --         --         --           --         --          908
Cumulative translation adjustment ...................         --         --         --           --        (38)          --
                                                          ------     ------   --------     ---------    ------         ----
Balance, March 31, 1997..............................     20,455     $2,046   $213,291     (116,432)    $ (519)        $908
                                                          ======     ======   ========     =========    ======         ====

                                                            Treasury Stock
                                                           -----------------  Stockholders'
                                                           Shares    Amount      Equity
                                                           -------  --------    --------
Balance, January 1, 1995 ............................         11     $(487)     $100,269
Net loss.............................................         --        --       (22,125)
Subsidiary stock transaction (Note 11)...............         --        --        14,442
Cumulative translation adjustment....................         --        --            26
Other................................................         --        --           308
                                                           -----    ------      --------
Balance, December 31, 1995...........................         11      (487)       92,920
Net loss.............................................         --        --        (2,657)
Subsidiary stock transactions (Note 11)..............         --        --         7,004
Purchase of treasury stock...........................         24      (204)         (204)
Issuance of common stock.............................         --        --           165
Cumulative translation adjustment....................         --        --           132
                                                           -----    ------      --------
Balance, December 31, 1996...........................         35      (691)       97,360
Net Loss ............................................         --        --        (1,309)
Subsidiary stock transactions (Note 11) .............         --        --            48
Issuance of common stock ............................         --        --         1,634
Unrealized holding gains ............................         --        --           908
Cumulative translation adjustment ...................         --        --           (38)
                                                           -----    ------      --------
Balance, March 31, 1997..............................         35    $ (691)     $ 98,603
                                                           =====    ======      ========

   The accompanying notes are an integral part of these financial statements.

                                NOEL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

      This Report on Form 10-K contains, in addition to historical information, certain forward-looking statements, including those regarding valuation of assets and liabilities. Such statements, including, as more fully set forth below, those relating to management's estimates of the net value of the Company's assets in liquidation, involve certain risks and uncertainties, including, without limitation, those risks and uncertainties discussed below. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

LIQUIDATION BASIS STATEMENTS

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

      As a result of the adoption of the Plan by the shareholders, Noel adopted the liquidation basis of accounting as of April 1, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note 2 for a specific discussion of the methods used to determine estimated net realizable values of investments.

      The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, the actual market prices of any securities distributed in-kind when they are distributed, the actual proceeds from the sale or other disposition of any of Noel's assets, the ultimate settlement amounts of Noel's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period and the actual timing of distributions.

      The valuations presented in the accompanying Statement of Net Assets in Liquidation represent management's estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the provisions of the Plan based on the assumptions set forth in the accompanying notes, which assumptions management believes to be reasonable, based on present facts and circumstances. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Accordingly, it is not possible to predict the aggregate net values ultimately distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which Noel Common Stock has generally traded or is expected to trade in the future.

2. INVESTMENTS AND OTHER ASSETS

      Investments:

      Investments are recorded at their estimated net realizable value in liquidation. For investments where a public market exists, and the entity is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, the estimated liquidation basis amount is calculated by multiplying the market price by the number of common shares owned without adjustment for whether the shares owned are registered for sale, any other restriction on transfer, control premiums, or whether the market has sufficient liquidity to support the sale of the volume of securities owned at the quoted prices.

      This valuation may not be reflective of actual amounts obtained when and if these investments are distributed or of prices that might be obtained in actual future transactions. Because of the inherent uncertainty of the valuation of securities both where a public market exists and where it does not exist, the estimated liquidation basis amounts shown may materially differ from the actual amounts which may be received in the future.

      Noel's holding of the common shares of Lincoln Snacks Company ("Lincoln") and Staffing Resources, Inc. ("Staffing") are unregistered except for 421,000 shares of Lincoln which are subject to restrictions under Rule 144. Lincoln trades on the Nasdaq Stock Market's Small Cap Market under the symbol SNAX.

                                                                                            Estimated
                                                                                        Liquidation Basis
                                                                  Common     Price Per       Amount
                                                               Shares Owned    Share    December 31, 1997
                                                               ------------  ---------  -----------------
                                                          (Dollars in thousands, except per share amounts)
Carlyle Industries, Inc. ("Carlyle") preferred stock (a)                                     $21,000

Staffing (b)                                                     2,026,104   $11.0000         22,287

Ferrovia Novoeste, S.A.  ("Novoeste") (c)                                                      8,000

Lincoln (d)                                                      3,769,755     1.5625          5,890

Other holdings                                                                                 1,006
                                                                                             -------
Total investments at estimated liquidation basis amounts                                     $58,183
                                                                                             =======

(a) Recorded based on management's assessment of a variety of market factors including, but not limited to, comparisons to transactions of publicly traded preferred stock, and an evaluation of the projected operating results of Carlyle. Because of the unique characteristics of the investment in Carlyle and non-marketability of the Carlyle preferred stock, the valuation of this investment is highly judgmental and subject to an unusual degree of uncertainty. The eventual amount realized in an actual transaction may be substantially less than the recorded value. Also, for various reasons, included those stated below, there may be delays in realizing Noel's holding of Carlyle preferred stock.

      Noel holds 19,312,837.5 shares of Carlyle series B preferred stock which has an annual dividend rate of 6%. As of December 31, 1997, Carlyle is in default on its obligation to Noel to redeem $11,588,000 of the liquidation preference of its preferred stock plus accumulated unpaid dividends of $3,899,000 through December 31, 1997, to the extent of its legally available funds. Noel and Carlyle are engaged in discussions with a view of satisfying Carlyle's obligations to the holders of the preferred stock in accordance with the terms of its charter and consistent with Carlyle's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the terms of the preferred stock. Any such modifications would require the agreement of Carlyle and the holders of the preferred stock. Carlyle has informed Noel that it intends to fulfill its obligations to its preferred shareholders, as required by Carlyle's charter, to the extent that Carlyle has cash resources in excess of those required to operate its business. Carlyle has also informed Noel that, as Carlyle believes that it does not currently have such excess resources, its ability to make payments on account of the preferred stock in the future will depend on Carlyle's future cash flow, the timing of the settlement of the liabilities recorded on its financial statements, the outcome of its negotiations with Noel described above and the ability of Carlyle to obtain additional financing.

      The Carlyle board of directors is continuing its review of Carlyle's strategic alternatives, including, among other things, the sale of Carlyle through merger, sale of stock or otherwise, possible acquisitions by Carlyle and possible refinancing. Any such transaction and/or the discussions between the companies may result in the modification of the terms of the preferred stock or in the acceleration of the redemption of the preferred stock and/or the reduction in the total amounts eventually received by Noel for its holdings of Carlyle preferred stock.

      In addition, Carlyle has agreed to notify the Pension Benefits Guaranty Corporation ("PBGC") prior to making any dividend or redemption payments. Carlyle's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to Carlyle's unfunded liability to its benefit plan.

      In December 1997, Carlyle notified the PBGC that it intends to redeem $10 million of preferred stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by its board of directors and after appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. Carlyle is currently exploring the possibility of securing bank financing which would enable such payments to be made, assuming the board of directors determines that there are sufficient legally available funds.

(b) Recorded based upon Noel's review of an analysis completed by Staffing and its independent advisors. This analysis determined Staffing's value based upon actual and projected results in relation to comparable companies. Compared to the quoted price on the limited trading market for Staffing shares, Noel believes that, at the present time, this analysis is a better estimate of the value in liquidation of its Staffing shares at December 31, 1997, because the trading market for Staffing is so limited, Staffing is not subject to periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and Noel's shares of Staffing are not registered to trade in this market. This valuation may not be reflective of actual amounts obtained when and if this investment is distributed or of prices that might be obtained in an actual future transaction. The closing over-the-counter bid price on December 31, 1997 and March 20, 1998, was $6.00 and $6.25 per common share of Staffing, respectively. Noel management is currently assessing the most advantageous way to realize its investment in Staffing and does not expect a transaction to occur until the second half of 1998, at the earliest.

      Subsidiaries of Staffing and Career Blazers Personnel Services, Inc. and its affiliated companies ("Career Blazers") merged on December 31, 1997, to form ("SRI/Career Blazers"). The merged company is being renamed Career Blazers Inc. effective March 31, 1998. SRI/Career Blazers offers training, temporary and permanent staffing services across the Northeastern, Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States, as well as Canada and Puerto Rico.

(c) Recorded at cost. This investment was made in March and June of 1996. Novoeste was organized to acquire a railroad in Brazil via a privatization transaction. In the absence of a ready market, or other transactional evidence, Noel management believes that cost is the best indicator of the value of this investment. Realization of this investment is dependent upon establishing successful operations in Brazil and a sale by Noel of its interest in Novoeste and is subject to the risks of operations in Brazil, including foreign currency risk. The actual amount realized for this investment could be lower or higher than the amount recorded.

(d) Recorded based on the closing market price of the common stock on December 31, 1997. Using the closing market price of $2.00 on March 20, 1998, this investment would have been valued at $7,540,000.

Other Assets:

The components of other assets at December 31, 1997, are as follows (dollars in thousands):

Note receivable for Curtis sale                                          $10,454

TDX distribution receivable (Note 12)                                        892

Other                                                                      1,059
                                                                         -------
                                                                         $12,405
                                                                         =======

On November 6, 1997, an agreement was signed merging Curtis Industries, Inc. ("Curtis") with a subsidiary of Paragon Corporate Holdings, Inc. Under this agreement, Curtis shareholders received a total of $22,200,000 for all of the outstanding shares of Curtis preferred and common stock, comprising cash totaling $6,500,000 and two year, 7% interest bearing notes in the aggregate principal amount of $15,700,000, secured by letters of credit. Under the agreement, Noel received $14,712,000 for its entire holding of Curtis, comprising $4,258,000 in cash and a note for $10,454,000, which is included in other assets in the Statement of Net Assets in Liquidation. The investment in Curtis was valued at $18,438,000 on the date that the liquidation basis of accounting was adopted by Noel, March 31, 1997. Noel expects to be able to monetize this note at approximately face value, but there can be no assurance that a lesser amount will not be realized.

3. CHANGES IN NET ASSETS IN LIQUIDATION

      The changes in the estimated liquidation values of assets and liabilities for the nine month period ended December 31, 1997, are as follows (dollars in thousands):

To adjust investments to estimated liquidation value, net               $(6,387)

To adjust estimated accrued expenses                                      2,523

To adjust estimated income taxes                                            679

To adjust other assets                                                     (364)
                                                                        -------

Total adjustments                                                        (3,549)

To reflect impact of settlement of options and warrants (Note 7)         (5,452)
                                                                        -------

                                                                        $(9,001)
                                                                        =======

4. INCOME TAXES

      The income tax asset at December 31, 1997, reflects the liquidation basis of accounting. Estimated income taxes are calculated at a 35% rate on the taxable income and losses which would be generated if the assets were realized and liabilities settled at the amounts shown. This estimate is subject to significant variation if, among other things, the actual values of assets distributed, sold or otherwise disposed of varies from current estimates. The income tax asset is projected to be realized in part through the filing of the 1998 tax return and assumes that the liquidation will be completed by December 31, 1998.

The components of the income tax asset at December 31, 1997, are as follows (dollars in thousands):

Net unrealized capital gain                                            $   (222)

Net realized capital gain                                               (16,130)

Realizable net operating loss carryforwards                               3,280

Loss from the settlement of recorded liabilities                          8,442
                                                                       --------

Net income tax liability                                                 (4,630)

Estimated taxes paid in 1997 and refund carryforwards                     9,764
                                                                       --------

Net income tax asset                                                   $  5,134
                                                                       ========

      Noel had additional net operating loss carryforwards of approximately $8,117,000 at December 31, 1997, which expire from 2003 through 2011. Noel has undergone "ownership changes" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, future utilization of these Federal tax loss carryforwards is significantly limited. If Noel's assets and liabilities are realized at the values recorded at December 31, 1997, these carryforwards will not be realizable because Noel will not generate future taxable income.

      In February 1998, Noel received $3,531,000 as a partial refund of the estimated over-payment of taxes paid to the IRS in 1997.

5. ACCRUED EXPENSES

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

      The components of accrued expenses at December 31, 1997, are as follows (dollars in thousands):

Salaries and benefits                                                     $2,414

Rent and other expenses                                                    1,147

Professional fees                                                            823

Other, net                                                                   686
                                                                          ------

                                                                          $5,070
                                                                          ======

      Included in rent and other expenses at December 31,1997, are minimum 1998 rental payments under noncancellable operating leases of $793,000.

      The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and contingencies.

      For the nine months ended December 31, 1997, Noel's cash operating expenses exceeded the return on its cash and cash equivalents and short-term investments by $5,910,000. Cash operating expenses exclude payments made to settle preexisting contractual obligations which have been accrued for. These obligations primarily include employee benefit programs and consulting arrangements, payments for which total $2,582,000 for the nine month period ended December 31, 1997.

      Noel's cash operating expenses for the nine months ended December 31, 1997, were as follows (dollars in thousands):

Salaries and benefits                                                     $3,924

Rent and other office expenses                                             1,679

Insurance                                                                    499

Professional fees                                                            695
                                                                          ------

                                                                          $6,797
                                                                          ======

6. ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION BASIS OF ACCOUNTING

      The adjustments from stockholders' equity on the going-concern basis to net assets in liquidation on the liquidation basis of accounting at March 31, 1997, were as follows (dollars in thousands):

Stockholders' equity at March 31, 1997, (Going-Concern Basis)         $  98,603
                                                                      ---------

To increase investments to estimated net realizable values               71,307

To increase liabilities to anticipated settlement amounts                (8,939)

To adjust other assets                                                   (2,618)
                                                                      ---------

Total adjustments                                                        59,750
                                                                      ---------

Net assets in liquidation at March 31, 1997 (Liquidation Basis)       $ 158,353
                                                                      =========

7. OPTIONS AND WARRANTS

      On July 7, 1997, as authorized by the Stock Option and Compensation Committee of the Board of Directors, Noel settled 2,840,107 options and warrants outstanding for the purchase of Noel Common Stock. As a result of the settlement and exercise of the options and warrants, Noel issued 146,718 shares of Noel Common Stock, transferred 108,570 shares of HealthPlan Services Corporation ("HPS") common stock, paid $10,537,000 in cash for payroll taxes and settlement amounts and received $722,000 in cash exercise proceeds. Noel's federal income tax benefit for the compensation expense related to the settlement was approximately $4,363,000.

8. LIQUIDATING DISTRIBUTIONS

      On April 25, 1997, Noel distributed 3,754,675 shares of HPS common stock valued at $14.375 per HPS share for a total value of $53,974,000 to Noel shareholders of record on April 18, 1997. The distribution rate was 0.1838631 of a share of HPS common stock per share of Noel Common Stock and the value of the distribution was $2.6430 per share of Noel Common Stock.

      On October 6, 1997, Noel distributed 412,601 shares of HPS common stock valued at $21.1565 per HPS share for a total value of $8,729,000 to Noel shareholders of record on September 29, 1997. The distribution rate was 0.02006 of a share of HPS common stock per share of Noel Common Stock and the value of the distribution was $.4244 per share of Noel Common Stock.

      On December 1, 1997, Noel distributed 2,205,814 shares of Carlyle common stock valued at $1.40 per Carlyle share for a total value of $3,088,000 to Noel shareholders of record on November 21, 1997. The distribution rate was .107246 of a share of Carlyle common stock per share of Noel Common Stock and the value of the distribution was $.1501 per share of Noel Common Stock.

      On March 27, 1998, Noel distributed $.70 per outstanding Noel share for a total value of $14,397,000 to shareholders of record at the close of business on March 20, 1998.

9. COMMITMENTS AND CONTINGENCIES

      Certain of Noel's holdings are involved in various legal proceedings generally incidental to their businesses. While the result of any litigation contains an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on Noel's financial position.

GOING-CONCERN BASIS STATEMENTS

10. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:

      Prior to the approval of the Plan, Noel conducted its principal operations through small and medium-sized companies in which Noel held controlling or other significant equity interests.

Consolidation:

      The consolidated financial statements include the accounts of Noel and its subsidiaries, Carlyle, Curtis, and Lincoln, (collectively the "Company"), after the elimination of significant intercompany transactions.

      Following HPS', initial public offering on May 19, 1995 and Noel's simultaneous exchange of its entire holding of HPS preferred stock and accrued dividends into HPS common stock, Noel's voting interest in HPS dropped below 50%. Therefore, for the year ended December 31, 1995, HPS is accounted for under the equity method of accounting as if HPS had been an equity investment for all of 1995. Noel's equity in HPS' results is included in income (loss) from equity investments on the consolidated statements of operations.

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

Inventories:

      Inventories, net of reserves, consist of the following (dollars in thousands):

                                                  December 31,
                                                      1996
                                                  ------------

      Raw materials and supplies                    $ 7,189
      Work in process                                 4,201
      Finished goods                                 22,767
                                                    -------
                                                    $34,157
                                                    =======

      Inventories are stated at lower of cost or market, determined principally by the FIFO method. At December 31, 1996, inventories of $18,533,000 are valued by the LIFO method. If the FIFO method had been used, the stated amounts of inventories would not have been materially affected.

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

Intangible Assets:

      Intangible assets, primarily costs in excess of the fair value of net assets acquired, are being amortized using the straight-line method over periods ranging from 3 to 30 years. Intangible assets consist of the following (dollars in thousands):

                                                             December 31,
                                                                1996
                                                             ------------

      Goodwill                                                  $53,180
      Other                                                         612
                                                                -------
                                                                 53,792
      Less: Accumulated amortization                             (7,777)
                                                                -------
                                                                $46,015
                                                                =======

      The realizability of goodwill is evaluated by segment. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("SFAS 121"), effective January 1, 1995. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

Minority Interest:

      Minority interest includes $4,193,000 related to redeemable preferred stock of subsidiaries at December 31, 1996.

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

Basic Earnings per Share:

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per shares with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. All earnings per share amounts have been presented or restated to conform to the SFAS No. 128 requirements. Diluted earnings per share have not been presented since the computation would be antidilutive.

11. INVESTMENTS AND ACQUISITIONS

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

      Summarized financial information for Novoeste is as follows (dollars in thousands):

                                          December 31,
                                              1996
                                       --------------------
      Current assets                   $             4,999
      Noncurrent assets                $            71,652
      Current liabilities              $             3,178
      Noncurrent liabilities           $            61,311

                                        Three Months Ended    Six Months Ended
                                          March 31, 1997     December 31, 1996
                                       --------------------  -----------------
      Revenue from services            $             6,858   $          17,498
      Operating costs and expenses     $             7,877   $          19,959
      Net loss                         $            (2,705)  $          (7,350)

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

            Summarized financial information for Staffing is as follows (dollars in thousands):

                                         December 31,
                                             1996
                                     --------------------
      Current assets                 $            43,536
      Noncurrent assets              $           140,514
      Current liabilities            $            25,690
      Noncurrent liabilities         $            69,340

                                      Three Months Ended         Year Ended
                                         March 31, 1997      December 31, 1996
                                     --------------------   -------------------
      Revenue from services          $            73,711    $           300,898
      Operating costs and expenses   $            74,370    $           297,978
      Net loss                       $            (1,527)   $            (2,405)

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

            The acquisition was accounted for as a purchase. The excess of the allocated purchase price over the fair value of the net tangible assets acquired, $30,730,000, was recorded as goodwill and is being amortized over a 25 year period.

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

            Summarized financial information for HPS is as follows (dollars in thousands):

                                      December 31,
                                          1996
                                    ----------------
     Current assets                 $         46,495
     Noncurrent assets              $        198,206
     Current liabilities            $         73,424
     Noncurrent liabilities         $         62,494

                                   Three Months Ended   Years Ended December 31,
                                     March 31, 1997       1996          1995
                                    ----------------    ---------     --------
     Revenue from services          $         73,593    $ 191,493     $ 98,187
     Operating costs and expenses   $         67,355    $ 199,314     $ 84,550
     Net income (loss)              $          2,799    $  (6,716)    $  9,535

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

      Starting in 1994, HPS pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995 and 1996, in North Carolina, Kentucky, and Washington. HPS incurred substantial expenses in connection with the start-up of these contracts, and, through December 31, 1996, the alliance business was unprofitable. HPS recorded a pre-tax charge related to these contracts in the amount of $2,600,000 in the third quarter of 1996 resulting from increased costs and lower than anticipated revenues in Florida and North Carolina.

      In the third quarter of 1996, HPS recorded a charge of $1,400,000 to reflect the cost of exiting certain excess office space and terminating employees.

      HPS is a provider of marketing, administration and risk management services and solutions for benefit programs. HPS' clients include managed care organizations, integrated health care delivery systems, insurance companies, self-funded benefit plans, and health care purchasing alliances.

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

      In December 1994, Noel exchanged $18,813,000 of preferred stock and $3,216,000 of accrued dividends for 2,205,814 shares or 30% of Carlyle's outstanding common stock. Noel retained voting control through its remaining holding of Carlyle preferred stock. Because Noel had both a substantial common equity interest and voting control of Carlyle as of December 31, 1994, Carlyle was consolidated as of that date.

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

      On March 26, 1997, pursuant to an asset purchase agreement dated as of December 12, 1996, Carlyle sold its thread division to Hicking Pentecost PLC for aggregate cash consideration of approximately $54,900,000, subject to adjustment, plus the assumption of certain liabilities. The estimated loss on disposal on the sale of this division was $11,300,000, but the actual loss recorded could differ significantly from this estimate depending on the resolution of certain contingencies. The net proceeds from this sale were used to pay off Carlyle's outstanding bank indebtedness. Accordingly, Carlyle currently has no outstanding bank indebtedness.

      Carlyle distributes a line of craft products, principally buttons.

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

      In May 1996, Curtis acquired certain assets of the Mechanics Choice business of Avnet, Inc. for approximately $6,600,000. Mechanics choice is a distributor, selling industrial maintenance and repair operations products similar to the existing product line Curtis offers. The acquisition was accounted for as a purchase by Curtis. The excess of the allocated purchase price over the fair value of net tangible assets acquired, $2,900,000 was recorded as goodwill and is being amortized over a 20 year period.

      Curtis is a national distributor of fasteners, security products, chemicals, automotive replacement parts, fittings and connectors, tools and hardware.

Lincoln Snacks Company

      On August 31, 1992, Lincoln purchased certain assets of the Lincoln Snack Company, a division of Sandoz Nutrition Corporation. The purchase price, which was paid in cash, was $13,000,000, including expenses. The acquisition was accounted for as a purchase. The excess of the allocated purchase price over the fair value of the net tangible assets acquired, $3,528,000, was recorded as goodwill and is being amortized over a 30 year period.

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

      Lincoln is one of the leading manufacturers and marketers in the United States and Canada of caramelized pre-popped popcorn with a product line that includes Poppycock'r', Fiddle Faddle'r', and Screaming Yellow Zonkers'r'. On July 17, 1995, an exclusive distribution agreement with the Planters Company, an operating unit of Nabisco, Inc., commenced for the sale and distribution of Fiddle Faddle and Screaming Yellow Zonkers in the United States. On February 28, 1997, this agreement was amended, extending the term until December 31, 1997. Also, under the amendment, Lincoln resumed sales and distribution of Screaming Yellow Zonkers on May 1, 1997. Although the amendment and extension contained provisions designed to effect a smooth transfer of the distribution business back to Lincoln, there can be no assurance that this will be the case.

12. DISCONTINUED OPERATIONS

      The historical financial statements reflect Simmons Outdoor Corporation ("Simmons"), Carlyle's home furnishings division, Curtis' retail division and TDX Corporation ("TDX") as discontinued operations.

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

      On December 19, 1995, S.O.C. Corporation, a wholly-owned subsidiary of Blount Inc., completed a $10.40 per share cash tender offer for the outstanding shares of common stock of Simmons. Pursuant to the tender offer, Noel sold 1,666,163 shares for $17,328,000. Simmons had revenue of $40,857,000 through December 19, 1995. Simmons imports, distributes and markets optical products for the sporting goods industry in the United States and Canada, including riflescopes, binoculars and telescopes.

      On November 13, 1995, Curtis sold its retail division to SDI for $7,200,000 and no gain or loss was realized on this sale. Retail sales for the period ended November 13, 1995, were $13,937,000.

      In December 1995, Noel's Board of Directors authorized the sale of Noel's holding of TDX common stock. TDX had revenue of approximately $5,110,000, and $6,700,000 during 1996 and 1995 respectively, and had a net loss of approximately $501,000 during 1996. Noel sold TDX during 1997 for a nominal amount and received a cash distribution from TDX of $892,000 in January 1998.

      The remaining net liabilities of Carlyle's home furnishings division at December 31, 1996, of $3,597,000 have been segregated in the consolidated balance sheet. The net assets of TDX in 1996 of $268,000 are included in other assets at December 31, 1996.

      The components of loss from discontinued operations are as follows (dollars in thousands):

                                                        Years Ended December 31,
                                                          1996           1995
                                                        --------       --------
Income (Loss) from operations:
   Simmons                                              $     --       $    832
   Carlyle                                                    --             46
   Curtis                                                     --         (1,489)
   TDX                                                        --           (306)
                                                        --------       --------
                                                              --           (917)
Less: Income tax provision                                    --           (393)
                                                        --------       --------
                                                        $     --       $ (1,310)
                                                        ========       ========

Income (Loss) on disposal:
   Simmons                                              $     --       $  7,026
   Carlyle                                                   709        (14,819)
   TDX                                                        --           (379)
                                                        --------       --------
                                                             709         (8,172)
   Add: Income tax benefit (provision)                      (261)         2,938
                                                        --------       --------
                                                        $    448       $ (5,234)
                                                        ========       ========

13. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (dollars in thousands):

                                                          December 31,
                                                             1996
                                                           --------
            Land                                           $  2,157
            Buildings and leasehold improvements             20,330
            Machinery and equipment                          27,816
            Furniture and fixtures                              170
                                                           --------
                                                             50,473
            Less:  Accumulated depreciation                 (12,802)
                                                           --------
                                                           $ 37,671
                                                           ========

14. LONG-TERM DEBT

      Long-term debt consists of the following (dollars in thousands):

                                                                                 December 31,
                                                                                    1996
                                                                                  --------
Carlyle senior bank facilities                                                    $ 36,929
Carlyle Connecticut Development Authority note payable, 5%, due 1999                    65
Curtis note payable on equipment purchase, 9 1/2%, due 1997                             71
Curtis revolving line of credit, LIBOR plus 3% or prime plus 1%, due 1999            7,898
Curtis senior secured subordinated notes, 12%, due 1999                             12,000
Curtis subordinated debentures, 13 1/8%, due 2002                                    9,189
Curtis note payable on leasehold improvement, 10% due 2006                             491
Lincoln term loan,  prime plus 1 3/4% or a Eurodollar rate plus 3 1/4%, due 1997       450
Capital lease obligations                                                              276
                                                                                  --------
                                                                                    67,369
Less:
Current portion                                                                     (4,719)
Unamortized discount                                                                (1,667)
                                                                                  --------
                                                                                  $ 60,983
                                                                                  ========

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

      The Lincoln term loan bears interest at a variable rate which was 8.65% at December 31, 1996, and were paid in 1997.

      The carrying amount of long-term debt, for which it was practicable to determine fair value, approximates fair value at December 31, 1996. At December 31, 1996, long-term debt, including capital leases, matures as follows (dollars in thousands):

               1997                                $   4,719
               1998                                    4,106
               1999                                   24,014
               2000                                    4,067
               2001                                   20,974
               Thereafter                              9,489
                                                   ---------
                                                   $  67,369
                                                   =========

15. LEASES

      The Company's rent expense for the period ended March 31, 1997 and for the years ended December 31, 1996 and 1995 was $486,000, $2,438,000 and $2,789,000,
respectively.

16. STOCKHOLDERS' EQUITY

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

      The fair market value on the date of distribution of one share of common stock of Carlyle, Sylvan, Global, Garnet and VISX was $.20, $8.375, $6.56, $4.92 and $9.57, respectively. The value of the Distributions per Noel share was $.0351, $.5816 and $2.6291, in 1994, 1993 and 1992, respectively. The
Distributions were classified for tax purposes as a dividend in 1994 and as returns of capital to Noel stockholders in 1993 and 1992.

17. STOCK BASED COMPENSATION

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

      Share and price information for the 1988 Plan, the 1995 Plan and the Directors' Plan is as follows:

                                            Number of     Option Price   Weighted Average
                                              Shares        per Share     Exercise Price
     Outstanding, January 1, 1995           1,861,125    $5.50 - $45.00       $8.470

        Granted                               116,668      5.25 - 6.875        5.366

     Outstanding, December 31, 1995         1,977,793      5.25 - 45.00        8.289

        Exercised                             (24,352)        8.355            8.355

     Outstanding, December 31, 1996         1,953,441      5.25 - 45.00        8.289

        Exercised                            (233,334)        8.355            8.355

     Outstanding, March 31, 1997            1,720,107      5.25 - 45.00        8.279

     Available for grant, March 31, 1997    1,072,207

      See Note 7 for a description of the settlement of the outstanding options and warrants.

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

      Noel applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation expense for the three months ended March 31, 1997, and for the years ended December 31, 1996 and 1995 option and warrant grants of Noel been determined consistent with FASB Statement No. 123 "Accounting for Stock Based Compensation"("SFAS 123"), net loss and net loss per common share for the three months ended March 31, 1997, and for the years ended December 31, 1996 and 1995 would approximate the pro forma amounts below (dollars in thousands, except per share amounts):

                                   1997                    1996                    1995
                          ----------------------  ----------------------  ----------------------
                          As Reported  Pro Forma  As Reported  Pro Forma  As Reported  Pro Forma
                          -----------  ---------  -----------  ---------  -----------  ---------
Net loss                    $(1,309)    $(1,405)   $(2,657)     $(3,040)   $(22,125)    $(22,891)
                            ========    ========   ========     ========   =========    =========
Basic net loss per share    $ (0.06)    $ (0.07)   $ (0.13)     $ (0.15)   $  (1.10)    $  (1.13)
                            ========    ========   ========     ========   =========    =========

      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

18. OTHER INCOME (EXPENSE)

      Other income consists of the following (dollars in thousands):

                                                  Three Months       Years Ended
                                                 Ended March 31,     December 31,
                                                      1997         1996      1995
                                                     -------      -------   -------
Interest income                                      $   308      $   856   $ 1,148
Gain (Loss) on sale of marketable securities              --           --    (1,052)
Gain (Loss) on sale on non-marketable securities          (7)         (85)    6,657
Other                                                    (64)        (172)      (50)
                                                     -------      -------   -------
                                                     $   237      $   599   $ 6,703
                                                     =======      =======   =======

      Income (Loss) from equity investments consists of the following (dollars in thousands):

                                     Three Months          Years Ended
                                    Ended March 31,        December 31,
                                        1997             1996        1995
                                       -------          -------     -------
HPS                                    $   964          $  (500)    $ 3,371
Novoeste                                  (927)          (3,066)         --
Staffing                                  (356)          (1,174)         --
Other                                      (35)              33         390
                                       -------          -------     -------
                                       $  (354)         $(4,707)    $ 3,761
                                       =======          =======     =======

19. INCOME TAXES

      The components of the benefit (provision) for income taxes are as follows (dollars in thousands):

                                 Three Months Ended  Years Ended December 31,
                                   March 31, 1997       1996         1995
                                 ------------------  -----------  -----------

Current tax benefit (expense):
Federal                               $(8,780)        $ 4,063      $    --
State                                    (717)           (195)        (375)
Foreign                                    (6)            (63)         (15)
                                      -------         -------      -------
                                      $(9,503)        $ 3,805      $  (390)
                                      =======         =======      =======
Deferred tax benefit (expense):
Federal                               $  (516)        $(2,484)     $   681
State                                    (418)           (179)          (7)
                                      -------         -------      -------
                                      $  (934)        $(2,663)     $   674
                                      =======         =======      =======

      A reconciliation of the Company's income tax benefit (provision) and the amount computed by applying the statutory tax rate of 34% to loss before income taxes is as follows (dollars in thousands):

                                           Three Months Ended
                                                March 31,      Years Ended December 31,
                                                  1997             1996       1995
                                                --------         --------   --------
Tax benefit (provision) at statutory rates      $ (3,104)        $  1,444   $  5,394
State and local, net of Federal benefit             (742)            (231)      (257)
Minority interest                                    170             (463)     3,714
Reversal of prior valuation allowances                --               --        904
Losses generating no current benefit                (324)              --       (820)
Amortization and write-off of excess
   purchase costs                                 (6,349)            (485)    (8,703)
Benefit from book loss carryforward                   --              879         --
Other                                                (88)              (2)        52
                                                --------         --------   --------
Benefit (Provision) for income taxes            $(10,437)        $  1,142   $    284
                                                ========         ========   ========

      Significant components of the Company's net deferred income tax assets and liabilities are as follows (dollars in thousands):

                                                                   December 31,
                                                                       1996
                                                                     --------
Accounts receivable allowances                                       $  1,201
Accruals                                                                2,799
Depreciation and amortization                                          (6,272)
Investments                                                            (3,325)
Deferred compensation and benefits                                      6,104
Loss on discontinued operations                                           264
Tax net operating loss carryforwards                                   20,148
Other                                                                   2,274
                                                                     --------
Subtotal                                                               23,193
Valuation allowance                                                   (20,813)
                                                                     --------
                                                                     $  2,380
                                                                     ========

      The deferred tax assets and liabilities include the following (dollars in thousands):

                                                                    December 31,
                                                                       1996
                                                                     --------
Current deferred tax asset                                           $  4,153
Valuation allowance                                                    (2,180)
                                                                     --------

Net current deferred tax asset                                       $  1,973
                                                                     ========

Long-term deferred tax asset                                         $ 19,755
Valuation allowance                                                   (19,030)
                                                                     --------

Net long-term deferred tax asset                                     $    725
                                                                     ========

Long-term deferred tax liability                                     $ (1,860)
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

20. RETIREMENT PLANS

      The Company sponsors a number of defined contribution retirement plans. Participation in these plans is available to substantially all employees. The Company's contributions to these plans are based on a percentage of employee contributions. The expense of these plans for the years ended December 31, 1996 and 1995 totaled $763,000, and $898,000, respectively.

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

      The actuarial present value of accumulated benefit obligations ("ABO") is as follows (dollars in thousands):

                                                           December 31,
                                                   ---------------------------
                                                        1996           1996
                                                     Pension ABO  Pension Assets
                                                   Exceeds Assets   Exceed ABO
                                                   --------------   ----------
Vested benefit obligation                             $ 19,488       $  1,860
                                                      --------       --------
Accumulated benefit obligation                        $ 19,525       $  1,860
                                                      ========       ========
Projected benefit obligation                          $ 19,525       $  1,860
Plan assets at fair value                               19,877          2,188
                                                      --------       --------
Plan assets less projected benefit obligation              352            328
                                                        (1,854)            --
                                                      --------       --------
Unrecognized net gain

Net pension asset (liability)                         $ (1,502)      $    328
                                                      ========       ========

Major assumptions at year end:
                                                                1996
                                                                ----
Discount rate                                                    7.7%
Rate of increase of compensation levels                          n/a
Expected long-term rate of return on assets                      9.4%

      At December 31, 1996, Curtis' plan assets were invested in a bank fixed income fund, and Carlyle's plan assets consisted principally of common stock, United States government and corporate obligations.

21. POSTRETIREMENT BENEFITS

      Carlyle provides certain health and life insurance benefits for eligible retirees and their dependents. Curtis provides health care benefits for retired members of UAW Local 70. Both plans are not funded and pay the costs of benefits as incurred. The net periodic postretirement benefit costs included in the statements of operations for the years ended December 31, 1996 and 1995 are not material.

      Carlyle's predecessor adopted, effective January 1, 1993, Statement of Financial Accounting Standards No. 106 and elected to amortize the accrual for postretirement benefits over a 20 year period. As required by the purchase method of accounting, a similar accrual was recorded when Carlyle was acquired by Noel.

      The estimated accumulated postretirement benefit obligation at December 31, 1996, at a weighted average discount rate of 7.7% is estimated as follows (dollars in thousands):

                                                             December 31, 1996
                                                             -----------------
Retirees                                                                $5,861
Fully eligible active plan participants                                    299
Other active participants                                                  371
                                                                       -------
                                                                         6,531
Unrecognized net loss                                                     (133)
                                                                       -------
                                                                        $6,398
                                                                       =======

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

22. SUPPLEMENTAL CASH FLOWS INFORMATION

      Non-cash investing and financing activities are as follows (dollars in thousands):

                                                             Three Months
                                                            Ended March 31,  Years Ended December 31,
                                                                 1997              1996     1995
                                                               -------           -------  -------
Increase in investment in HPS related to share issuances       $    74           $ 8,776  $    --
                                                               =======           =======  =======
Increase in investment in Staffing related to share issuances  $    --           $ 1,817  $    --
                                                               =======           =======  =======
Gain on payment of Brae Note with Staffing common stock        $    --           $    --  $ 6,598
                                                               =======           =======  =======
Increase in investment in HPS related to HPS' initial public
 offering                                                      $    --           $    --  $15,433
                                                               =======           =======  =======

Interest paid                                                  $ 2,003           $ 7,883  $ 8,184
                                                               =======           =======  =======

Income taxes paid                                              $    41           $   784  $ 1,473
                                                               =======           =======  =======

23. INDUSTRY SEGMENT INFORMATION

      The Company is classified into three business segments. Summarized financial information by business segment for the periods of Noel's consolidated control is as follows (dollars in thousands):

-----------------------------------------------------------------------------------------------
                                       Operating   Identifiable  Depreciation and    Capital
1997                       Sales     income (loss)    assets       amortization    expenditures
-----------------------------------------------------------------------------------------------
Fasteners & Security
Products Distribution    $  19,513    $     (54)          N/A        $     565      $     589
Snack Foods                  4,310           43           N/A              188             55
Industrial Threads &
Buttons                     14,650        1,601           N/A              489            143
Noel - Investments              --           --           N/A               --             --
Noel - Corporate                --       (1,891)          N/A               18             --
                         ---------     --------                      ---------      ---------
                         $  38,473     $   (301)                     $   1,260      $     787
                         =========     ========                      =========      =========

-----------------------------------------------------------------------------------------------
                                       Operating   Identifiable  Depreciation and    Capital
1996                       Sales     income (loss)    assets       amortization    expenditures
-----------------------------------------------------------------------------------------------
Fasteners & Security
Products Distribution    $  77,072    $   4,331     $  49,806        $   2,537      $   3,120
Snack Foods                 23,648        1,471        13,158              796            164
Industrial Threads &
Buttons                     88,605       11,131        85,160            3,462          1,003
Noel - Investments              --           --        68,026               --             --
Noel - Corporate                --       (7,739)       14,371               78             26
                         ---------    ---------     ---------        ---------      ---------
                         $ 189,325    $   9,194     $ 230,521        $6,873 (1)     $   4,313
                         =========    =========     =========        =========      =========

-----------------------------------------------------------------------------------------------
                                       Operating   Identifiable  Depreciation and    Capital
1995                       Sales     income (loss)    assets       amortization    expenditures
-----------------------------------------------------------------------------------------------
Fasteners & Security
Products Distribution    $  68,842    $   2,067     $  43,680        $   3,046      $     743
Snack Foods                 24,213       (1,118)       14,335              944            214
Industrial Threads &
Buttons                     88,654      (22,715)       98,066            3,646          3,820
Noel - Investments              --           --        34,520               --             --
Noel - Corporate                --       (7,685)       49,156               81             80
                         ---------    ---------     ---------        ---------      ---------
                         $ 181,709    $ (29,451)    $ 239,757        $   7,717(1)   $   4,857
                         =========    =========     =========        =========      =========

(1) Amounts include $398,000, $2,414,000 and $2,829,000 which were included in cost of sales for the period ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively.

The snack foods segment had one customer that accounted for approximately 68% and 49% of sales in 1997 and 1996, respectively.

The Company's revenue and assets attributable to operations outside of the United States are not significant.

24. QUARTERLY FINANCIAL DATA
    (Unaudited, dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------------
Quarters Ended                            March 31,  June 30,  September 30,  December 31,

1996
------------------------------------------------------------------------------------------
Revenue                                   $ 43,119  $   47,139   $ 50,266      $ 48,801

Operating Income                               824       1,862      3,372         3,136

Income (Loss) from continuing operations      (297)        717     (3,016)         (509)

Income from discontinued operations             42          --        290           116

Net income (loss)                             (255)        717     (2,726)         (393)

Basic earnings per share from:

  Continuing operations                      (0.01)       0.03      (0.15)        (0.02)

  Discontinued operations                       --          --       0.02            --

  Net income (loss)                          (0.01)       0.03      (0.13)        (0.02)

Diluted earnings per share from:

   Continuing operations                       N/A        0.03        N/A           N/A

   Discontinued operations                     N/A          --        N/A           N/A

   Net income (loss)                           N/A        0.03        N/A           N/A

All earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
HealthPlan Services Corporation

In our opinion, the consolidated financial statements of HealthPlan Services Corporation and its subsidiaries (the "Company") (not presented separately herein) present fairly, in all material respects, the financial position of HealthPlan Services Corporation and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Price Waterhouse LLP
Tampa, Florida
March 14, 1997

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

               In our report dated March 31, 1997, we expressed a qualified opinion on the 1996 consolidated financial statements because of a scope limitation related to December 31, 1996 accounts receivable from one customer, the uncollected balance of which was approximately $1,209,000 at March 28, 1997. As described in Note 20, the Company has obtained previously unavailable financial information on this customer as of December 31, 1996 and March 29, 1997, and based on this information has provided an additional $600,000 allowance for this accounts receivable as of December 31, 1996 and has restated its 1996 consolidated financial statements to reflect this provision. Accordingly, our present opinion on the 1996 consolidated financial statements, as present herein is different from that expressed in our previous report.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staffing Resources, Inc. as of December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


Coopers & Lybrand L.L.P


Dallas, Texas
March 31, 1997, except for Note 20
 as to which the date is July 3, 1997

                                                                     SCHEDULE II
                        Noel Group, Inc. and Subsidiaries
                       Valuation and Qualifying Accounts
                 For the Years Ended December 31, 1996 and 1995
                             (dollars in thousands)

Column A                              Column B                  Column C                     Column D      Column E
                                                               Additions
                                                  ------------------------------------
                                                     (1)        (2)            (3)
                                                                           Acquisition
                                      Balance     Charged to  Charged to  Cost Allocated  Payments     Balance at
                                    Beginning of  Costs and     Other       to Assets       and          End of
Description                            Period     Expenses     Accounts     Purchased     Charges       Period
-----------                         ------------  ----------  -----------  -------------  -------      -----------
Year Ended December 31, 1996

  Allowance for doubtful accounts      $2,013       $  724     $   -        $    -         $907 (a)     $1,830

  Allowance for returns and discounts  $  854       $1,181     $   -        $    -         $147 (a)     $1,888

  Inventory reserve                                                                        $641 (a)
                                       $3,113       $  274       $135         $1,800       $974 (b)     $3,707



Year Ended December 31, 1995

  Allowance for doubtful accounts      $2,075       $  823       $433           $161     $1,479 (a)     $2,013

  Allowance for returns and discounts  $1,017       $  289     $   -        $    -         $452 (a)       $854

  Inventory reserve                    $2,247       $2,190       $399       $    -       $1,723 (a)     $3,113





(a) Write-offs
(b) Dispositions
                                       S-1

                                INDEX OF EXHIBITS

Item No.          Item Title                                         Exhibit No.
--------          ----------                                         -----------

(2)               Plan of acquisition, reorganization,
                  liquidation or succession:

                  (A)   Stock Purchase Agreement dated as of
                        December 18, 1996 by and among Noel
                        Group, Inc., Automatic Data
                        Processing, Inc. and HealthPlan
                        Services Corporation.                              (a)

                  (B)   Plan of Complete Liquidation and
                        Dissolution of Noel Group, Inc.                    (b)

(3)               Articles of Incorporation and By-Laws.

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

                  (C)   By-Laws, as amended and restated.                  (e)

(4) Instruments defining the rights of security holders, including indentures:

                  (A)   Excerpts from Certificate of
                        Incorporation, as amended.                         (c)

                  (B)   Excerpts from By-Laws, as amended
                        and restated.                                      (e)

(9)               Voting Trust Agreements:  None

(10)              Material Contracts:

                  (A)   Letter Agreement dated March 22,
                        1995 by and between Noel Group, Inc.
                        and Karen Brenner with respect to
                        Ms. Brenner serving as Chairman and
                        Acting Chief Executive Officer of
                        Lincoln Snacks Company.                            (e)

                  (B)   Letter Agreement dated March 1,
                        1996, as amended, by and between
                        Noel Group, Inc. and Karen Brenner
                        with respect to Ms. Brenner's
                        employment by Noel.                                (f)

                  (C)   Letter Agreements dated March 9,
                        1995 by and between Noel Group, Inc.
                        and William L. Bennett.                            (e)

                  (D)   Sublease Agreement dated January 1,
                        1995 by and between The Prospect
                        Group, Inc. and Noel Group, Inc.                   (f)

                  (E)   Life Insurance Agreement dated July
                        27, 1995 between Noel Group, Inc.
                        and Howard M. Stein as Trustee u/a
                        dated June 10, 1993 between Joseph
                        S. DiMartino, Grantor and Howard M.
                        Stein, Trustee.                                    (f)

Item No.          Item Title                                         Exhibit No.
--------          ----------                                         -----------

                  (F)   Assignment of Life Insurance Policy
                        as Collateral dated as of July 27,
                        1995 by Howard M. Stein as Trustee
                        u/a dated June 10, 1993 between
                        Joseph S. DiMartino, Grantor and
                        Howard M. Stein, Trustee, to Noel
                        Group, Inc.                                        (f)

                  (G)   Life Insurance Agreement dated as of
                        May 17, 1995 between Noel Group,
                        Inc. and Karen Brenner.                            (g)

                  (H)   Assignment of Life Insurance Policy
                        as Collateral dated as of May 17,
                        1995 by Karen Brenner to Noel Group,
                        Inc.                                               (g)

                  (I)   Tax Allocation Agreement dated as of
                        January 20, 1995 by and between Noel
                        Group, Inc. and Carlyle Industries,
                        Inc.                                               (f)

                  (J)   Tender and Option Agreement dated
                        November 13, 1995 by and among
                        Blount, Inc., S.O.C. Corporation,
                        Noel Group, Inc. and The Forschner
                        Group, Inc.                                        (h)

                  (K)   Asset Purchase Agreement dated as of
                        December 12, 1996 among Carlyle
                        Industries, Inc., certain of its
                        subsidiaries, Hicking Pentecost PLC
                        and its subsidiary HP
                        Belt-Acquisition Corporation.                      (i)

                  (L)   Agreement and Plan of Merger dated
                        November 6, 1997 among Paragon
                        Corporate Holdings, Inc., Curtis
                        Acquisition Corp. and Curtis
                        Industries, Inc.                                   (j)

(11)              Statement re computation of per share
                  earnings is not required because the
                  relevant computations can be clearly
                  determined from the material contained in the financial statements included herein.

(12)              Statements re Computation of Ratios: Not
                  Applicable.

(13)              Annual Report to security holders: Not
                  Applicable.

(16)              Letter re Change in Certifying
                  Accountant: Not Applicable.

(18)              Letter re Change in Accounting
                  Principles: Not Applicable.

(21)              Subsidiaries of the registrant.                          (21)

(22)              Published Report re Matters Submitted to
                  Vote of Security Holders: Not Applicable.

(23)              Consents: None

(24)              Power of Attorney: Not Applicable.

(27)              Financial Data Schedule                                  (27)

Item No.          Item Title                                         Exhibit No.
--------          ----------                                         -----------

(99)              Additional Exhibits: None

-------

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

(f) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K dated December 31, 1995, and are incorporated herein by reference.

(g) These exhibits were filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 are incorporated herein by reference.

(h) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated December 29, 1995, and is incorporated herein by reference.

(i) This exhibit was filed as an exhibit to the Proxy Statement for the Special Meeting of Stockholders of Carlyle Industries, Inc. (f/k/a Belding Heminway Company, Inc.) held on March 26, 1997, and is incorporated herein by reference.

(j) This exhibit was filed as an exhibit to Company's Current Report on Form 8-K dated December 1, 1997 and is incorporated herein by reference.



                             STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................'r'