Form 10-K405/A
period 1997-12-31
NOEL GROUP INC
filed 1998-04-07
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                 F O R M   10 - K/A

                                 (AMENDMENT NO. 1)

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

      Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1998.

               Class                               Outstanding on March 20, 1998
               -----                               -----------------------------
Common Stock, par value $.10 per share                         20,567,757

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                               Part of the Form 10-K into which
              Document                         the Document is Incorporated
              --------                         ---------------------------------
Definitive Proxy Statement to Shareholders     Part III, Items 10, 11, 12 and 13
 for 1998 Annual Meeting

      This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed by Noel Group, Inc. (the "Company") to amend the 1997 operating income (loss) stated in Note 23 to Notes to Financial Statements ("Note 23") in the Company's Annual Report on Form 10-K for the fiscal year ended. December 31, 1997 (the "Original Report"). Only Note 23 contained in the Original Report is amended hereby and, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Item 14, as amended, is set forth in this Amendment.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NOEL GROUP, INC.
                                                  (Registrant)


                                               By /s/ Todd K. West
                                                  ------------------------------
                                                  Todd K. West
                                                  Vice President-Finance,
                                                  Chief Financial Officer
                                                  and Secretary

                                               Date: April 7, 1998

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
                                                               =======           =======  =======

23. INDUSTRY SEGMENT INFORMATION

      The Company is classified into three business segments. Summarized financial information by business segment for the periods of Noel's consolidated control is as follows (dollars in thousands):

-----------------------------------------------------------------------------------------------
                                       Operating   Identifiable  Depreciation and    Capital
1997                       Sales     income (loss)    assets       amortization    expenditures
-----------------------------------------------------------------------------------------------
Fasteners & Security
Products Distribution    $  19,513    $     (73)          N/A        $     565      $     589
Snack Foods                  4,310           43           N/A              188             55
Industrial Threads &
Buttons                     14,650       (2,763)          N/A              489            143
Noel - Investments              --           --           N/A               --             --
Noel - Corporate                --       (1,891)          N/A               18             --
                         ---------     --------                      ---------      ---------
                         $  38,473     $ (4,684)                     $   1,260      $     787
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