Form 10-Q
period 1998-03-31
NOEL GROUP INC
filed 1998-05-14
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission file number 0-19737

                                NOEL GROUP, INC.
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         13-2649262
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

667 Madison Avenue, New York, New York                 10021-8029
----------------------------------------               -----------
(Address of principal executive offices)               (Zip Code)

                                 (212) 371-1400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X              No
                            ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at  May 8, 1998
-------------------------------               ---------------------------
Common Stock - $.10 Par Value                           20,567,757

                                 NOEL GROUP, INC.

                                      INDEX


                                                                                      Page No.

Part I - FINANCIAL INFORMATION
Item 1.       Statements of Net Assets in Liquidation (Liquidation Basis)
                 March 31, 1998 and December 31, 1997                                    3

              Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
                 Three Months Ended March 31, 1998                                       4

              Consolidated Statement of Operations (Going-Concern Basis)
                 Three Months Ended March 31, 1997                                       5

              Condensed Consolidated Statement of Cash Flows (Going-Concern Basis)
                 Three Months Ended March 31, 1997                                       6

              Notes to Financial Statements                                              7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                  15

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                         17

Item 3.       Defaults upon Senior Securities                                           17

Item 6.       Exhibits and Reports on Form 8-K                                          17

PART 1 - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NOEL GROUP, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                (Dollars in thousands, except per share amounts)




                                                           March 31,    December 31,
                                                             1998          1997
                                                           --------      ----------
                                                          (Unaudited)
ASSETS
Cash and cash equivalents .........................         $    356       $  3,493
Short-term investments.............................            1,886          9,697
                                                            --------      ---------
Total cash and short-term investments .............            2,242         13,190
Investments (Note 2) ..............................           60,122         58,183
Income taxes (Note 4) .............................              695          5,134
Other assets ......................................           11,534         12,405
                                                            --------       --------
Total assets ......................................           74,593         88,912
                                                            --------       --------

LIABILITIES
Accounts payable ..................................               --            281
Accrued expenses (Note 5) .........................            4,016          5,070
                                                           ---------      ---------
Total liabilities .................................            4,016          5,351
                                                           ---------      ---------
Net assets in liquidation .........................          $70,577        $83,561
                                                             =======        =======
Number of common shares outstanding ...............       20,567,757     20,567,757
                                                          ==========     ==========
Net assets in liquidation per outstanding share ...            $3.43         $4.06
                                                               =====         =====




   The accompanying notes are an integral part of these financial statements.

                                NOEL GROUP, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                             (Unaudited, dollars in thousands)



                                                                                                        For the Three
                                                                                                         Months Ended
                                                                                                        March 31, 1998
                                                                                                        --------------
Net assets in liquidation at January 1 ..........................................................           $83,561
Changes in estimated liquidation values of assets and liabilities (Note 3) ......................             1,413
Distribution to shareholders (Note 6) ...........................................................           (14,397)
                                                                                                            -------
Net assets in liquidation at March 31   .........................................................           $70,577
                                                                                                            =======




    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Going-Concern Basis)
                (Dollars in thousands, except per share amounts)




                                                                        For the Three Months
                                                                          Ended March 31,
                                                                                1997
                                                                        ---------------------
SALES..............................................................            $38,473

Cost and Expense Items:
Cost of sales......................................................             20,711
Selling, general, administrative and other expenses................             17,220
Loss on disposal of Carlyle's thread division......................              4,364
Depreciation and amortization......................................                862
                                                                               -------
                                                                                43,157
                                                                               -------
Operating loss ....................................................             (4,684)
                                                                               -------

OTHER INCOME (EXPENSE):
Gain on sale of HealthPlan Services Corporation  ..................             15,098
Other income ......................................................                237
Loss from equity investments.......................................               (354)
Interest expense...................................................             (1,670)
Minority interest..................................................                501
                                                                               -------
                                                                                13,812
                                                                               -------
Income from continuing operations before income taxes..............              9,128
Provision for income taxes ........................................            (10,437)
                                                                               -------
     Net loss......................................................            $(1,309)
                                                                               =======

BASIC EARNINGS PER SHARE FROM:
     Net loss .....................................................             $(0.06)
                                                                                ======

Weighted average shares outstanding ...............................         20,402,891
                                                                            ==========




    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Going-Concern Basis)
                             (Dollars in thousands)


                                                                       For the Three
                                                                       Months Ended
                                                                      March 31, 1997
                                                                      --------------
Net Cash Used for Operating Activities...........................        $(5,949)
                                                                         --------

Cash Flows From Investing Activities:

Purchases of short-term investments, net ........................         (2,752)
Sales of investments ............................................         26,400
Sales of investments ............................................         51,924
Purchases of property, plant and equipment ......................           (787)
Other, net ......................................................           (148)
                                                                         --------
Net cash provided from investing activities......................         74,637
                                                                         --------

Cash Flows Used for Financing Activities:
Borrowings from revolving credit line and long-term debt.........         41,121
Repayments of revolving credit line and long-term debt...........        (76,698)
Issuance of common stock, net....................................            910
Change in other long-term liabilities............................             90
Other, net.......................................................            (19)
                                                                         --------
Net cash used for financing activities...........................        (34,596)
                                                                         --------

Effect of exchange rates on cash.................................            (38)
                                                                         --------

Net increase in cash and cash equivalents .......................        $34,054
                                                                         ========

Supplemental Disclosure of Cash Flow Information:
Interest paid ...................................................         $1,993
                                                                         ========
Taxes paid ......................................................         $   43
                                                                         ========



    The accompanying notes are an integral part of this financial statement.

                                NOEL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

         This Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements, including those regarding valuation of assets and liabilities. Such statements, including, as more fully set forth below, those relating to management's estimates of the net value of the Company's assets in liquidation, involve certain risks and uncertainties, including, without limitation, those risks and uncertainties discussed below. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

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

         The valuations presented in the accompanying Statements of Net Assets in Liquidation represent management's estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the provisions of the Plan based on the assumptions set forth in the accompanying notes, which assumptions management believes to be reasonable, based on present facts and circumstances. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Accordingly, it is not possible to predict the aggregate net values ultimately distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which Noel Common Stock has generally traded or is expected to trade in the future.


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

         Noel's holding of the common shares of Lincoln Snacks Company ("Lincoln") and Career Blazers Inc. ("Career Blazers", formerly Staffing Resources, Inc.) are unregistered except for 421,000 shares of Lincoln which are subject to restrictions under Rule 144. Lincoln trades on the Nasdaq Stock Market's Small Cap Market under the symbol SNAX.


                                                                                                         Estimated
                                                                       Common                           Liquidation
                                                                       Shares         Price Per        Basis Amount
                                                                       Owned            Share          March 31, 1998
                                                                       -----          ---------       ---------------
                                                                       (Dollars in thousands, except per share amounts)

Career Blazers (a)                                                    2,026,104         $11.000              $22,287
Carlyle Industries, Inc. ("Carlyle") preferred stock (b)                                                      21,000
Ferrovia Novoeste, S.A.  ("Novoeste") (c)                                                                      8,000
Lincoln (d)                                                           3,769,755           2.125                8,011
Other holdings                                                                                                   824
                                                                                                           ---------
Total investments at estimated liquidation basis
   amounts                                                                                                   $60,122
                                                                                                           ---------

(a) Recorded based upon Noel's review of an analysis completed by Career Blazers and its independent advisors. This analysis determined Career Blazers's value based upon actual and projected results in relation to comparable companies. Compared to the quoted price on the limited trading market for Career Blazers shares, Noel believes that, at the present time, this analysis is a better estimate of the value in liquidation of its Career Blazers shares at March 31, 1998, because the trading market for Career Blazers is so limited, Career Blazers is not subject to periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and Noel's shares of Career Blazers are not registered to trade in this market. This valuation may not be reflective of actual amounts obtained when and if this investment is distributed or of prices that might be obtained in an actual future transaction. The closing over-the-counter bid price on March 31, 1998 and May 8, 1998, was $6.25 and $6.75 per common share of Career Blazers, respectively. Noel management is currently assessing the most advantageous way to realize its investment in Career Blazers and does not expect a transaction to occur until the second half of 1998, at the earliest.

         Subsidiaries of Staffing Resources, Inc. and Career Blazers Personnel Services, Inc. and its affiliated companies merged on December 31, 1997, to form Career Blazers. The merged company was renamed Career Blazers effective March 31, 1998. Career Blazers offers training, temporary and permanent staffing services across the Northeastern, Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States, as well as Canada and Puerto Rico.

(b) Recorded based on management's assessment of a variety of market factors including, but not limited to, comparisons to transactions of publicly traded preferred stock, and an evaluation of the projected operating results of Carlyle. Because of the unique characteristics of the investment in Carlyle and non-marketability of the Carlyle preferred stock, the valuation of this investment is highly judgmental and subject to an unusual degree of uncertainty. The eventual amount realized in an actual transaction may be substantially less than the recorded value. Also, for various reasons, included those stated below, there may be delays in realizing Noel's holding of Carlyle preferred stock.

         Noel holds 19,312,837.5 shares of Carlyle series B preferred stock which has an annual dividend rate of 6%. As of March 31, 1998, Carlyle is in default on its obligation to Noel to redeem $15,450,270 of the liquidation preference of its preferred stock plus accumulated unpaid dividends of approximately $4,095,000 through March 31, 1998, to the extent of its legally available funds. Noel and Carlyle are engaged in discussions with a view of satisfying Carlyle's obligations to the holders of the preferred stock in accordance with the terms of its charter and consistent with Carlyle's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the terms of the preferred stock. Any such modifications would require the agreement of Carlyle and the holders of the preferred stock. Carlyle has informed Noel that it intends to fulfill its obligations to its preferred shareholders, as required by Carlyle's charter, to the extent that Carlyle has cash resources in excess of those required to operate its business. Carlyle has also informed Noel that, as Carlyle believes that it does not currently have such excess resources, its ability to make payments on account of the preferred stock in the future will depend on Carlyle's future cash flow, the timing of the settlement of the liabilities recorded on its financial statements, the outcome of its negotiations with Noel described above and the ability of Carlyle to obtain additional financing.

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

         In December 1997, Carlyle notified the PBGC that it intends to redeem $10 million of preferred stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by its board of directors and after appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. Carlyle has engaged an investment bank to assist its board in determining the extent of legally available funds and is currently exploring the possibility of securing bank financing which would enable such payments to be made, assuming the board of directors determines that there are sufficient legally available funds.

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

(d) Recorded based on the closing market price of the common stock on March 31, 1998. Using the closing market price of $1.9375 on May 8, 1998, this investment would have been valued at $7,304,000.

Other Assets:

The components of other assets are as follows (dollars in thousands):



                                        March 31,                 December 31,
                                          1998                        1997
                                      -------------             ----------------
Note receivable for Curtis sale          $10,454                     $10,454
TDX distribution receivable                   --                         892
Other                                      1,080                       1,059
                                        --------                    --------
                                         $11,534                     $12,405
                                         =======                    ========


On November 6, 1997, an agreement was signed merging Curtis Industries, Inc. ("Curtis") with a subsidiary of Paragon Corporate Holdings, Inc. Under the agreement, Noel received $14,712,000 for its entire holding of Curtis, comprising $4,258,000 in cash and a two-year 7% interest bearing note for $10,454,000, which is included in other assets in the Statement of Net Assets in Liquidation. This note was repaid at face value in April, 1998.

3.       CHANGES IN ASSETS IN LIQUIDATION

         The changes in the estimated liquidation values of assets and liabilities were as follows (dollars in thousands):

To adjust investments to estimated liquidation value, net      $2,199
To adjust estimated accrued expenses                              122
To adjust estimated income taxes                                 (908)
                                                              -------
Total adjustments                                              $1,413
                                                              =======

4.       INCOME TAXES

         The income tax asset at March 31, 1998, reflects the liquidation basis of accounting. Estimated income taxes are calculated at a 35% rate on the taxable income and losses which would be generated if the assets were realized and liabilities settled at the amounts shown. This estimate is subject to significant variation if, among other things, the actual values of assets distributed, sold or otherwise disposed of varies from current estimates. The income tax asset is projected to be realized in part through the filing of the 1998 tax return and assumes that the liquidation will be completed by December 31, 1998.

         The components of the income tax asset are as follows (dollars in thousands):


                                                     March 31,           December 31,
                                                       1998                 1997
                                                    ----------           ------------
Net unrealized capital gain                           $(1,029)            $     (222)
Net realized capital gain                                  42                (16,130)
Realized net operating loss carryforwards                  --                  3,280
Loss from the settlement of recorded
   liabilities                                          1,111                  8,442
Estimated taxes paid in 1997 and refund
   carryforwards                                           --                  9,764
Estimated tax refund due for 1997                         571                     --
                                                    ----------            ----------
Net income tax asset                                $     695             $    5,134
                                                    ==========            ==========

         Noel had additional net operating loss carryforwards of approximately $8,117,000 at December 31, 1997, which expire from 2003 through 2011. Noel has undergone "ownership changes" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, future utilization of these Federal tax loss carryforwards is significantly limited. If Noel's assets and liabilities are realized at the values recorded at March 31, 1998, these carryforwards will not be realizable because Noel will not generate future taxable income.

         In February 1998, Noel received $3,531,000 as a partial refund of the over-payment of estimated taxes paid to the IRS in 1997.

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

       The components of accrued expenses are as follows (dollars in thousands):



                                          March 31,            December 31,
                                            1998                   1997
                                          --------              -----------
Salaries and benefits                       $1,592                  $2,414
Rent and other expenses                        809                   1,147
Professional fees                              855                     823
Other, net                                     760                     686
                                            ------                  ------
                                            $4,016                  $5,070
                                            ======                  ======







      The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and contingencies.



      For the three months ended March 31, 1998, Noel's cash operating expenses exceeded the return on its cash and cash equivalents and short-term investments by $573,000.

      Noel's cash operating expenses for the three months ended March 31, 1998, were as follows (dollars in thousands):


      Salaries and benefits                                   $254
      Rent and other expenses                                  309
      Professional fees                                        185
                                                             -----
                                                              $748
                                                             =====

6.    LIQUIDATING DISTRIBUTIONS

      On April 25, 1997, Noel distributed 3,754,675 shares of HPS common stock valued at $14.375 per HPS share for a total value of $53,974,000 to Noel shareholders of record at the close of business on April 18, 1997. The distribution rate was 0.1838631 of a share of HPS common stock per share of Noel
Common Stock and the value of the distribution was $2.6430 per share of Noel
Common Stock.

      On October 6, 1997, Noel distributed 412,601 shares of HPS common stock valued at $21.1565 per HPS share for a total value of $8,729,000 to Noel shareholders of record at the close of business on September 29, 1997. The distribution rate was 0.02006 of a share of HPS common stock per share of Noel
Common Stock and the value of the distribution was $.4244 per share of Noel
Common Stock.

      On December 1, 1997, Noel distributed 2,205,814 shares of Carlyle common stock valued at $1.40 per Carlyle share for a total value of $3,088,000 to Noel shareholders of record at the close of business on November 21, 1997. The distribution rate was .107246 of a share of Carlyle common stock per share of Noel Common Stock and the value of the distribution was $.1501 per share of Noel
Common Stock.

      On March 27, 1998, Noel distributed $.70 per outstanding Noel share for a total value of $14,397,000 to shareholders of record at the close of business on March 20, 1998.

      On April 30, 1998, Noel distributed $.45 per outstanding Noel share for a total value of $9,255,000 to shareholders of record at the close of business on April 22, 1998.








7.    COMMITMENTS AND CONTINGENCIES

      Certain of Noel's holdings are involved in various legal proceedings generally incidental to their businesses. While the result of any litigation contains an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on Noel's financial position.


GOING-CONCERN BASIS STATEMENTS

8.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

      Prior to the approval of the Plan, Noel conducted its principal operations through small and medium-sized companies in which Noel held controlling or other significant equity interests.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Noel's 1997 annual report.

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

LIQUIDITY AND CAPITAL RESOURCES:

         On March 31, 1998, Noel had cash and short-term investments of $2.2 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and to meet its other obligations through the remainder of the liquidation period. Pursuant to the Plan, subject to the payment or the provision for payment of the Company's obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common
Stock on record dates selected by the Board of Directors with respect to each such distribution. Noel believes that its cash and short-term investments are sufficient to fund its working capital requirements through the completion of the Plan.

         In February 1998, Noel received a $3.5 million refund of estimated taxes paid during 1997. On March 27, 1998, Noel paid a liquidating distribution of $.70 per outstanding share of Common Stock to shareholders of record at the close of business on the March 20, 1998 record date, for a total of $14.4 million.

         On April 1, 1998, Noel was repaid $10.5 million, the face amount of a note from Paragon Corporate Holdings, Inc. Noel had received this note as partial payment of the sale of its interest in Curtis Industries, Inc. in November 1997.

         On April 30, 1998, Noel paid a liquidating distribution of $.45 per outstanding share of Common Share to shareholders of record at the close of business on the April 22, 1998 record date, for a total of $9.3 million.

         Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its holdings. See Footnote 2 of Notes to Financial Statements for a discussion of Carlyle. Lincoln is prohibited from paying dividends by existing borrowing agreements.

STATEMENTS OF NET ASSETS IN LIQUIDATION:

         Cash and short-term investments decreased by $10.9 million. In addition to funding operating expenses in the quarter, Noel paid a liquidating distribution of $14.4 million and received a $3.5 million refund of estimated taxes paid in 1997, and a $.9 million distribution receivable from TDX
Corporation.






         Investments increased $1.9 million primarily because of the increase in the liquidation value of Lincoln of $2.1 million.

         The income tax asset decreased by $4.4 million primarily as a result of Noel's receipt of the $3.5 million refund of estimated taxes paid in 1997, and the increased tax liability of $.7 million related to the higher liquidation valuation of Lincoln.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION:

         The increase in estimated liquidation values of assets and liabilities of $1.4 million primarily relates to the increase in the liquidation value of Lincoln of $2.1 million offset by the related increase in the tax liability of $.7 million.









                                            PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

         There are no pending material legal proceedings to which Noel or its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses, other than as disclosed in Noel's Form 10-K for the year ended December 31, 1997.

Item 3. - Defaults upon Senior Securities

a)       None

b)       Noel is the holder of 19,312,837.5 shares (approximately 93%) of Series
         B Preferred Stock of Carlyle. Carlyle is in default of its mandatory redemption obligations to the holders of such Preferred Stock to the extent of its legally available funds. As of March 31, 1998, the accrued but unpaid dividends amounted to approximately $4,554,000.

Item 6. - Exhibits and Reports on Form 8-K

a)       Exhibits



Item No.      Item Title                                                                         Exhibit No.
-------       ----------                                                                         -----------
(2)      Plan of Complete Liquidation and Dissolution of Noel Group, Inc.                        (a)

(3)      Articles of Incorporation and By-Laws.

         (A)      Certificate of Incorporation, as amended.                                      (b)

         (B)      By-Laws, as amended and restated.                                              (c)

(4)      Instruments defining the rights of security holders, including indentures.

         (A)      Excerpts from Certificate of Incorporation, as amended.                        (b)

         (B)      Excerpts from By-Laws, as amended and restated.                                (c)

(10)     None.

(11) Statement re: computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(15)     None.

(18)     None.

(19)     None.

(22)     None.

(23)     None.

(24)     None.

(27)     Financial Data Schedule.

(99)     None.

-------------------------

         (a) This exhibit was filed as an exhibit to Noel's Proxy Statement for the Special Meeting of Shareholders held on March 19, 1997, which exhibit is incorporated herein by reference.

         (b) These exhibits were filed as exhibits to Noel's Registration Statement on Form S-1, Registration No. 33-44178, effective January 29, 1992, and are incorporated herein by reference.

         (c) These exhibits were filed as exhibits to Noel's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by reference.

b)       Reports on Form 8-K

         None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Signature

                                NOEL GROUP, INC.

                                Date:    May 13, 1998

                                By:      \s\  Todd K. West
                                         --------------------------------------
                                         Todd K. West
                                         Vice President - Finance and
                                         Secretary (As both a duly authorized
                                         officer of Registrant and as chief
                                         financial officer of Registrant).