Form 10-Q
period 1998-06-30
NOEL GROUP INC
filed 1998-08-14
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                   Yes  X                              No
                      -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at  August 12, 1998
Common Stock - $.10 Par Value                            20,567,757

                                NOEL GROUP, INC.

                                      INDEX

                                                                                             Page No.

PART I - FINANCIAL INFORMATION

Item 1.     Statements of Net Assets in Liquidation (Liquidation Basis)
               June 30, 1998 and December 31, 1997                                                3

            Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
               For the Three and Six Months Ended June 30, 1998                                   4

            Consolidated Statement of Operations (Going-Concern Basis)
               For the Three Months Ended March 31, 1997                                          5

            Condensed Consolidated Statement of Cash Flows (Going-Concern Basis)
               For the Three Months Ended March 31, 1997                                          6

            Notes to Financial Statements                                                         7

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                              14

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                     16

Item 3.     Defaults upon Senior Securities                                                       16

Item 4.     Submission of Matter to a Vote of Security Holders                                    16

Item 5.     Other Information                                                                     16

Item 6.     Exhibits and Reports on Form 8-K                                                      17

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                                NOEL GROUP, INC.
           STATEMENTS OF NET ASSETS IN LIQUIDATION (Liquidation Basis)
                (Dollars in thousands, except per share amounts)

                                                                       June 30,          December 31,
                                                                         1998                1997
                                                                       --------          ------------
                                                                      (Unaudited)
ASSETS

Cash and cash equivalents ...............................               $ 4,563             $  3,493
Short-term investments...................................                14,778                9,697
                                                                        -------             --------
Total cash and short-term investments ...................                19,341               13,190
Investments (Note 2) ....................................                42,844               58,183
Income taxes (Note 3) ...................................                 1,348                5,134
Other assets (Note 2) ...................................                 3,712               12,405
                                                                        -------              -------
Total assets ............................................                67,245               88,912
                                                                        -------              -------

LIABILITIES

Accounts payable ........................................                     6                  281
Accrued expenses (Note 4) ...............................                 3,801                5,070
                                                                        -------              -------
Total liabilities .......................................                 3,807                5,351
                                                                        -------              -------
Net assets in liquidation ...............................               $63,438              $83,561
                                                                        =======              =======
Number of common shares outstanding .....................            20,567,757           20,567,757
                                                                     ==========           ==========
Net assets in liquidation per outstanding share .........                 $3.08               $4.06
                                                                          =====               =====


   The accompanying notes are an integral part of these financial statements.

                                NOEL GROUP, INC.
     STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (Liquidation Basis)
                For the Three and Six Months Ended June 30, 1998
                        (Unaudited, dollars in thousands)

Net assets in liquidation at January 1 ..............................................          $83,561
Changes in estimated liquidation values of assets and liabilities (Note 5) ..........            1,413
Liquidating distribution (Note 6) ...................................................          (14,397)
                                                                                               -------
Net assets in liquidation at March 31   .............................................           70,577

Changes in estimated liquidation values of assets and liabilities (Note 5) ..........            2,116
Liquidating distribution (Note 6) ...................................................           (9,255)
                                                                                               -------
Net assets in liquidation at June 30 ................................................          $63,438
                                                                                               =======







    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS (Going-Concern Basis)
                    For the Three Months Ended March 31, 1997
                (Dollars in thousands, except per share amounts)

SALES...........................................................................              $38,473
                                                                                              -------

COST AND EXPENSE ITEMS:
Cost of sales...................................................................               20,711
Selling, general, administrative and other  expenses............................               17,220
Loss on disposal of Carlyle Industries, Inc.'s thread division..................                4,364
Depreciation and amortization...................................................                  862
                                                                                              -------
                                                                                               43,157
                                                                                              -------
Operating loss .................................................................               (4,684)
                                                                                              -------

OTHER INCOME (EXPENSE):
Gain on sale of HealthPlan Services Corporation  ...............................               15,098
Other income ...................................................................                  237
Loss from equity investments....................................................                 (354)
Interest expense................................................................               (1,670)
Minority interest...............................................................                  501
                                                                                              -------
                                                                                               13,812
                                                                                              -------
Income from continuing operations before income taxes...........................                9,128
Provision for income taxes .....................................................              (10,437)
                                                                                              -------
     Net loss...................................................................              $(1,309)
                                                                                              =======

BASIC EARNINGS PER SHARE FROM:
     Net loss ..................................................................               $(0.06)
                                                                                               ======

Weighted average shares outstanding ............................................           20,402,891
                                                                                           ==========







    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Going-Concern Basis)
                  For the Three Months Ended March 31, 1997
                             (Dollars in thousands)

Net Cash Used for Operating Activities.......................................              $(5,949)
                                                                                           -------
Cash Flows From Investing Activities:
Purchases of short-term investments, net ....................................              (2,752)
Sales of investments ........................................................               26,400
Sales of investments ........................................................               51,924
Purchases of property, plant and equipment ..................................                 (787)
Other, net ..................................................................                 (148)
                                                                                           -------
Net cash provided from investing activities..................................               74,637
                                                                                           -------

Cash Flows Used for Financing Activities:
Borrowings from revolving credit line and long-term debt.....................               41,121
Repayments of revolving credit line and long-term debt.......................              (76,698)
Issuance of common stock, net................................................                  910
Change in other long-term liabilities........................................                   90
Other, net...................................................................                  (19)
                                                                                           -------
Net cash used for financing activities.......................................              (34,596)
                                                                                           -------
Effect of exchange rates on cash.............................................                  (38)
                                                                                           -------
Net increase in cash and cash equivalents ...................................              $34,054
                                                                                           =======
Supplemental Disclosure of Cash Flow Information:
Interest paid ...............................................................               $1,993
                                                                                            ======
Taxes paid ..................................................................                  $43
                                                                                               ===







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

        As a result of the approval of the Plan by the shareholders, Noel adopted the liquidation basis of accounting as of April 1, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note 2 for a specific discussion of the methods used to determine estimated net realizable values of investments.

        The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distribution will depend upon a variety of factors including, but not limited to, the actual market prices of any securities distributed in-kind when they are distributed, the actual proceeds from the sale or other disposition of any of Noel's assets, the ultimate settlement amounts of Noel's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period and the actual timing of distributions.

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

2. INVESTMENTS AND OTHER ASSETS

Investments:

        Investments are recorded at their estimated net realizable value in liquidation. For investments where a public market exists, and the entity is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, the estimated liquidation basis amount is calculated by multiplying the market price per share by the number of common shares owned without adjustment for whether the shares owned are registered for sale, any other restriction on transfer, control premiums, or whether the market has sufficient liquidity to support the sale of the volume of securities owned at the quoted prices.

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

        Noel's holding of the common shares of Career Blazers Inc. ("Career Blazers", formerly Staffing Resources, Inc.) is unregistered.

                                                                                                Estimated
                                                              Common                           Liquidation
                                                              Shares            Price Per      Basis Amount
                                                              Owned               Share       June 30, 1998
                                                              -----             --------      -------------
                                                            (Dollars in thousands, except per share amounts)
Career Blazers (a)                                           2,026,104           $11.000         $22,287
Carlyle Industries, Inc. ("Carlyle") preferred stock (b)                                          10,788
Ferronorte Participacoes, S.A. ("Ferronorte") (c)                                                  9,453
Other holdings                                                                                       316
                                                                                                 -------
Total investments at estimated liquidation basis
   amounts                                                                                       $42,844
                                                                                                 =======

(a) Recorded based upon Noel's review of an analysis completed by Career Blazers and its independent advisors. This analysis determined Career Blazers' value based upon actual and projected results in relation to comparable companies. Compared to the quoted price on the limited trading market for Career Blazers shares, Noel believes that, at the present time, this analysis is a better estimate of the value in liquidation of its Career Blazers shares at June 30, 1998, because the trading market for Career Blazers is so limited, Career Blazers is not subject to periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and Noel's shares of Career Blazers are not registered to trade in this market. This valuation may not be reflective of actual amounts obtained when and if this investment is distributed or of prices that might be obtained in an actual future transaction. The closing over-the-counter bid price on June 30, 1998 and July 31, 1998, was $6.50 and $4.50 per common share of Career Blazers, respectively. Noel management is currently assessing the most advantageous way to realize its investment in Career Blazers and does not expect a transaction to occur until the first quarter of 1999, at the earliest.

     Subsidiaries of Staffing Resources, Inc. and Career Blazers Personnel Services, Inc. and it affiliated companies merged on December 31, 1997, to form Career Blazers. The merged company was renamed Career Blazers effective March 31, 1998. Career Blazers offers training, temporary and permanent staffing services across the Northeastern, Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States, as well as Canada and Puerto Rico.

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

     On June 22, 1998, Carlyle redeemed 9,391,929 shares of its preferred stock which Noel held along with accrued dividends of $2,211,521 for a total payment of $11,603,450. The redeemed shares were valued at approximately $10,212,000 on the March 31, 1998, Statement of Net Assets in Liquidation. Carlyle financed this redemption with newly obtained bank financing. Following the redemption, Noel holds 9,929,908 shares of Carlyle Series B Preferred Stock which has an annual dividend rate of 6%. As of June 30, 1998, Carlyle is in default on its obligation to Noel to redeem $6,059,000 of the liquidation preference of its preferred stock plus accumulated unpaid dividends of approximately $2,353,000, to the extent of its legally available funds.

     Noel and Carlyle are engaged in discussions with a view of satisfying Carlyle's remaining obligations to the holders of the preferred stock in accordance with the terms of its charter and consistent with its resources. Discussions have dealt with the amount and timing of payments and possible modifications of the terms of the preferred stock. Any such modifications would require the agreement of Carlyle and the holders of the preferred stock. Carlyle has informed Noel that it intends to fulfill its obligations to its preferred shareholders, as required by Carlyle's charter, to the extent that Carlyle has cash resources in excess of those required to operate its business. Carlyle has also informed Noel that, as Carlyle believes that it does not currently have such excess resources, its ability to make payments on account of the preferred stock in the future will depend on Carlyle's future cash flow, the timing of the settlement of the liabilities recorded on its financial statements, the outcome of its discussions with Noel described above, the ability of Carlyle to obtain additional financing and compliance with Carlyle's new credit facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement.

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

     In addition, Carlyle has agreed to notify the Pension Benefits Guaranty Corporation ("PBGC") prior to making any additional dividend or redemption payments. Carlyle's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to Carlyle's unfunded liability to its benefit plan.

(c) Recorded at a 40% discount to the valuation ascribed to Noel's holding in Ferrovia Novoeste, S.A. ("Novoeste") in the reorganization of Novoeste and Ferronorte, S.A. Ferrovia Norte Brasil to form Ferronorte in June 1998. The valuation was based on a third party appraisal and the discount reflects illiquidity and the risks of operating in Brazil. Ferronorte now holds two concessions to operate privatized railroads in Brazil. Realization of this investment is dependent upon a sale by Noel of its interest in Ferronorte and is subject to the risks of operating in Brazil, including foreign currency risk. The actual amount realized for this investment could be lower or higher than the amount recorded.

Other Assets:

        The components of other assets are as follows (dollars in thousands):

                                                                June 30,            December 31,
                                                                  1998                  1997
                                                                -------             ------------
Receivable for Lincoln Snacks Company
   ("Lincoln") sale                                              $3,040               $    --
Note receivable for Curtis Industries, Inc.
   ("Curtis") sale                                                   --                10,454
TDX distribution receivable                                          --                   892
Other                                                               672                 1,059
                                                                 ------               -------
                                                                 $3,712               $12,405
                                                                 ======               =======

        On June 8, 1998, Noel signed an agreement to sell 3,569,755 shares of Lincoln common stock to Brynwood Partners III, L.P. Under the agreement, Noel received $4,500,000 in cash and a 6% interest bearing note for $2,639,510. The payment of the note and accrued interest and proceeds of $400,000 for the sale of the remaining 200,000 Lincoln shares owned by Noel was received in July 1998.

        On November 6, 1997, an agreement was signed merging Curtis with a subsidiary of Paragon Corporate Holdings, Inc. Under the agreement, Noel received $14,712,000 for its entire holding of Curtis, comprising $4,258,000 in cash and a two-year 7% interest bearing note for $10,454,000. This note was repaid at face value plus accrued interest in April 1998.

3. INCOME TAXES

        The income tax asset at June 30, 1998, reflects the liquidation basis of accounting. Estimated income taxes are calculated at a 35% rate on the taxable income and losses which would be generated if the assets were realized and liabilities settled at the amounts shown. This estimate is subject to significant variation if, among other things, the actual values of assets distributed, sold or otherwise disposed of varies from current estimates. The income tax asset is projected to be realized through the filing of the 1997, 1998 and 1999 tax returns.

        The components of the income tax asset are as follows (dollars in thousands):

                                                         June 30,        December 31,
                                                           1998              1997
                                                         --------        ------------
Net unrealized capital gain                               $  (623)          $   (222)
Net realized capital gain                                    (141)           (16,130)
Realized net operating loss carryforwards                     115              3,280
Loss from the settlement of recorded
   liabilities                                              1,426              8,442
Estimated taxes paid in 1997 and refund
   carryforwards                                               --              9,764
Estimated tax refund due for 1997                             571                 --
                                                           ------           --------
Net income tax asset                                       $1,348           $  5,134
                                                           ======           ========

        Noel had additional net operating loss carryforwards of approximately $8,117,000 at December 31, 1997, which expire from 2003 through 2011. Noel has undergone "ownership changes" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, future utilization of these Federal tax loss carryforwards is significantly limited. If Noel's assets and liabilities are realized at the values recorded at June 30, 1998, these carryforwards will not be realizable because Noel will not generate future taxable income.

        In February 1998, Noel received $3,531,000 as a partial refund of the over-payment of estimated taxes paid to the IRS in 1997.

4. ACCRUED EXPENSES

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

       The components of accrued expenses are as follows (dollars in thousands):

                                                         June 30,          December 31,
                                                           1998                1997
                                                         --------          ------------
Salaries and benefits                                     $1,705              $2,414
Rent and other expenses                                      991               1,147
Professional fees                                            605                 823
Other, net                                                   500                 686
                                                          ------              ------
                                                          $3,801              $5,070
                                                          ======              ======

        This projection of accrued expenses assumes that Noel will complete its operations by March 31, 1999. The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the actual length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and contingencies.

        For the six months ended June 30, 1998, Noel's cash operating expenses exceeded the return on its cash and cash equivalents and short-term investments by $1,623,000.

        Noel's cash operating expenses for the six months ended June 30, 1998, were as follows (dollars in thousands):

            Salaries and benefits                         $  839
            Rent and other expenses                          761
            Professional fees                                311
                                                          ------
                                                          $1,911
                                                          ======

5. CHANGES IN ESTIMATED LIQUIDATION VALUES OF ASSETS AND LIABILITIES

        The changes in the estimated liquidation values of assets and liabilities were as follows (dollars in thousands):

                                                   Three Months Ended     Six Months Ended
                                                      June 30, 1998         June 30, 1998
                                                   ------------------     ----------------
To adjust investments to estimated
   liquidation values, net                                $2,281               $1,603
To adjust estimated accrued
   expenses                                                 (851)                (887)
To adjust estimated income taxes                             653                 (255)
To adjust other assets                                        33                3,068
                                                        --------              -------
Total adjustments                                         $2,116               $3,529
                                                          ======               ======

6. LIQUIDATING DISTRIBUTIONS

        On April 25, 1997, Noel distributed 3,754,675 shares of common stock of HealthPlan Services Corporation ("HPS") valued at $14.375 per HPS share for a total value of $53,974,000 to Noel shareholders of record at the close of business on April 18, 1997. The distribution rate was 0.1838631 of a share of HPS common stock per share of Noel Common Stock and the value of the distribution was $2.6430 per share of Noel Common Stock.

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

        On March 27, 1998, Noel distributed $.70 per outstanding Noel share for a total amount of $14,397,000 to shareholders of record at the close of business on March 20, 1998.

        On April 30, 1998, Noel distributed $.45 per outstanding Noel share for a total amount of $9,255,000 to shareholders of record at the close of business on April 22, 1998.

        On July 20, 1998, Noel declared a $.92 distribution per outstanding Noel share for a total amount of $18,922,336 to shareholders of record at the close of business on July 31, 1998. The payable date of this distribution is August 14, 1998.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding future financial condition and results of operations. Such statements involve certain risks and uncertainties, including, without limitation, those risks and uncertainties discussed below and in the footnotes to the liquidation basis financial statements. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

LIQUIDITY AND CAPITAL RESOURCES:

        On June 30, 1998, Noel had cash and cash equivalents and short-term investments of $19.3 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's liquidity will be available to fund Noel's working capital requirements and to meet its other obligations through the remainder of the liquidation period. Pursuant to the Plan, subject to the payment or the provision for payment of the Company's obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements through the completion of the Plan.

        In February 1998, Noel received a $3.5 million refund of estimated taxes paid during 1997. On March 27, 1998, Noel paid a liquidating distribution of $.70 per outstanding share of Common Stock to shareholders of record at the close of business on the March 20, 1998 record date, for a total of $14.4 million.

        On April 1, 1998, Noel was repaid $10.5 million, the face amount of a note from Paragon Corporate Holdings, Inc. Noel had received this note as partial payment for the sale of its interest in Curtis in November 1997.

        On April 30, 1998, Noel paid a liquidating distribution of $.45 per outstanding share of Common Stock to shareholders of record at the close of business on the April 22, 1998 record date, for a total of $9.3 million.

        On June 6, 1998, Noel received $4.5 million as partial payment for the sale of its holding in Lincoln.

        On June 23 1998, Noel received $11.6 million from the redemption of 9,391,929 shares of Carlyle preferred stock and $2.2 million of accrued dividends.

        On July 20, 1998, Noel declared a liquidating distribution of $.92 per outstanding share of Common Stock to shareholders of record at the close of business on the July 31, 1998 record date. The total distribution of $18.9 million is payable on August 14, 1998.

        Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its holdings.

STATEMENTS OF NET ASSETS IN LIQUIDATION:

        Cash and cash equivalents and short-term investments increased by $6.2 million. In addition to funding operating expenses, Noel paid cash liquidating distributions totaling $23.7 million. During the six months ended June 30, 1998, Noel received $11.6 million from the redemption of Carlyle preferred stock, $10.5 million as repayment of the note from the sale of Curtis, $4.5 million from the sale of Lincoln, a $3.5 million refund of estimated taxes paid in 1997, and a payment from TDX Corporation of $.9 million distribution receivable.

        Investments decreased $15.3 million primarily because of the sale of Lincoln for cash and a note totalling $7.5 million, and the redemption of Carlyle preferred stock for $11.6 million. During 1998, the liquidation value of Lincoln increased by $2.1 million and the valuation of Ferronorte increased by $1.5 million.

        The income tax asset decreased by $3.8 million primarily as a result of Noel's receipt of a $3.5 million refund of estimated taxes paid in 1997, and the decreased tax liability of $.3 million related to an increase in accrued liabilities and the recognition of the dividend received deduction for accrued dividends on Carlyle preferred stock.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION:

Three Months Ended June 30, 1998

        The increase in estimated liquidation values of assets and liabilities of $2.1 million primarily relates to the increase of $1.4 million in the liquidation value of Carlyle preferred stock redeemed in June and the write-up of Ferronorte by $1.5 million.

Three Months Ended March 31, 1998

        The increase in estimated liquidation values of assets and liabilities of $1.4 million primarily relates to the increase in the liquidation value of Lincoln of $2.1 million offset by the related increase in the tax liability of $.7 million.

YEAR 2000 ISSUES

        The Company does not expect to be in existence after 1999 and therefore has not fully assessed its Year 2000 issues. In the event that Noel operates beyond 1999, management does not believe that the consequences of its Year 2000 issues would have a material effect on the Company's financial condition.

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

Item 3. - Defaults upon Senior Securities

a)      None

b) Noel is the holder of 9,929,908 shares (approximately 93%) of Series B Preferred Stock of Carlyle. Carlyle is in default of its mandatory redemption obligations to the holders of such Preferred Stock to the extent of its legally available funds. As of June 30, 1998, the accrued but unpaid dividends amounted to approximately $1,554,000.

Item 4. - Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders (the "Meeting") was held on May 19, 1998. Meeting the shareholders voted upon the election of ten directors, with all ten nominees being elected. The election of directors was the only matter voted upon at the Meeting, with the votes being cast as set for the below. No other director's term of office continued after the Meeting. There were no abstentions and broker non-votes.

Name                                     Number of Votes For            Number of Votes Withheld
Joseph S. DiMartino                          18,985,159                          25,142
Herbert M. Friedman                          18,985,259                          25,042
James K. Murray, Jr.                         18,985,571                          24,730
Samuel F. Pryor, III                         18,985,571                          24,730
Stanley R. Rawn, Jr.                         18,985,571                          24,730
James A. Stern                               18,985,959                          24,342

Item 5. - Other Information

        Any shareholder proposal submitted with respect to Noel's 1999 Annual Meeting of shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be considered untimely for purposes of Rule 14a-4 and 14a-5 promulgated pursuant to the Exchange Act if notice thereof is not received by Noel prior to March 8, 1999.

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

        (A)    Excerpts from Certificate of Incorporation, as amended.             (b)

        (B)    Excerpts from By-Laws, as amended and restated.                     (c)

(10)    (A)    Stock Purchase Agreement dated June 8, 1998, by and between
               Brynwood Partners III, L.P. and Noel Group, Inc.                    (d)

        (B)    Letter Agreement dated June 8, 1998, by and between Brynwood
               Partners I and Noel Group, Inc.                                     (d)

        (C)    Promissory Note and Pledge Agreement dated June 8, 1998.

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

        (d) These exhibits were filed as exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission by Noel Group, Inc. on June 22, 1998, which exhibits are incorporated herein by reference.

b)      Reports on Form 8-K

        The following reports on Form 8-K were filed by the registrant during the quarter for which this report is filed:

        (i) A Report on Form 8-K was filed by the registrant on April 8, 1998, reporting the liquidating distribution of $0.70 per share of registrant's outstanding common stock payable to stockholders or record as of March 20,1998, which distribution was paid on or about March 27, 1998.

        (ii) A Report on Form 8-K was filed by the registrant on May 15, 1998, reporting the liquidating distribution of $0.45 per share of registrant's outstanding common stock payable to stockholders of record as of April 22, 1998, which distributions was paid on or about April 30,1998.

        (iii) A Report on Form 8-K was filed by the registrant on June 22, 1998, reporting among other things, the sale by the registrant of 3,569,755 shares of the common stock of Lincoln Snacks Company at a price of $2.00 per share.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Signature

                                     NOEL GROUP, INC.

                                     Date:  August  14, 1998

                                     By:    /s/  Todd K. West
                                            ------------------------------------
                                            Todd K. West
                                            Vice President - Finance and
                                            Secretary (As both a duly authorized
                                            officer of Registrant and as chief
                                            financial officer of Registrant).