Form 10-Q
period 1998-09-30
NOEL GROUP INC
filed 1998-11-12
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-19737

                                NOEL GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                13-2649262
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

667 Madison Avenue, New York, New York                  10021-8029
----------------------------------------               -----------
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


                                   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at November 7, 1998
-----------------------------          -------------------------------
Common Stock - $.10 Par Value                     20,567,757

                                NOEL GROUP, INC.

                                      INDEX



                                                                                 Page No.

Part I - FINANCIAL INFORMATION

Item 1.    Statements of Net Assets in Liquidation (Liquidation Basis)
              September 30, 1998 and December 31, 1997                              3

           Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
              For the Three and Nine Months Ended September 30, 1998 and 1997       4

           Consolidated Statement of Operations (Going-Concern Basis)
              For the Three Months Ended March 31, 1997                             5

           Condensed Consolidated Statement of Cash Flows (Going-Concern Basis)
              For the Three Months Ended March 31, 1997                             6

           Notes to Financial Statements                                            7

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                14


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                       16

Item 3.    Defaults upon Senior Securities                                         16

Item 6.    Exhibits and Reports on Form 8-K                                        16


PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NOEL GROUP, INC.
           STATEMENTS OF NET ASSETS IN LIQUIDATION (Liquidation Basis)
                (Dollars in thousands, except per share amounts)




                                                September 30,   December 31,
                                                    1998           1997
                                                -------------   ------------
                                                 (Unaudited)
ASSETS
Cash and cash equivalents .....................   $     1,224   $     3,493
Short-term investments ........................         2,101         9,697
                                                  -----------   -----------
Total cash and short-term investments .........         3,325        13,190

Investments (Note 2) ..........................        39,498        58,183
Income taxes (Note 3) .........................         2,254         5,134
Other assets (Note 2) .........................           561        12,405
                                                  -----------   -----------
Total assets ..................................        45,638        88,912
                                                  -----------   -----------
LIABILITIES
Accounts payable ..............................          --             281
Accrued expenses (Note 4) .....................         2,891         5,070
                                                  -----------   -----------
Total liabilities .............................         2,891         5,351
                                                  -----------   -----------
Net assets in liquidation .....................   $    42,747   $    83,561
                                                  ===========   ===========

Number of common shares outstanding ...........    20,567,757    20,567,757
                                                  ===========   ===========

Net assets in liquidation per outstanding share   $      2.08   $      4.06
                                                  ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                                NOEL GROUP, INC.
     STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (Liquidation Basis)
                        (Unaudited, dollars in thousands)




                                                                               For the Three and Nine
                                                                                    Months Ended
                                                                                   September 30,
                                                                                1998           1997
                                                                               ------         -----

Net assets in liquidation at January 1 ...................................   $  83,561
Changes in estimated liquidation values of assets and liabilities (Note 5)       1,413
Liquidating distribution (Note 6) ........................................     (14,397)
                                                                             ---------
Net assets in liquidation at March 31 ....................................      70,577    $ 158,353


Changes in estimated liquidation values of assets and liabilities (Note 5)       2,116        3,375
Liquidating distribution (Note 6) ........................................      (9,255)     (53,973)
                                                                             ---------    ---------
Net assets in liquidation at June 30 .....................................      63,438      107,755


Changes in estimated liquidation values of assets and liabilities (Note 5)      (1,769)      (8,739)
Liquidating distribution (Note 6) ........................................     (18,922)        --
                                                                             ---------    ---------
Net assets in liquidation at September 30 ................................   $  42,747    $  99,016
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




SALES ........................................................   $     38,473
                                                                 ------------

COST AND EXPENSE ITEMS:
Cost of sales ................................................         20,711
Selling, general, administrative and other  expenses .........         17,220
Loss on disposal of Carlyle Industries, Inc.'s thread division          4,364
Depreciation and amortization ................................            862
                                                                 ------------
                                                                       43,157
                                                                 ------------

Operating loss ...............................................         (4,684)
                                                                 ------------

OTHER INCOME (EXPENSE):
Gain on sale of HealthPlan Services Corporation ..............         15,098
Other income .................................................            237
Loss from equity investments .................................           (354)
Interest expense .............................................         (1,670)
Minority interest ............................................            501
                                                                 ------------
                                                                       13,812
                                                                 ------------
Income from continuing operations before income taxes ........          9,128
Provision for income taxes ...................................        (10,437)
                                                                 ------------
     Net loss ................................................   $     (1,309)
                                                                 ============

BASIC EARNINGS PER SHARE FROM:
     Net loss ................................................   $      (0.06)
                                                                 ============

Weighted average shares outstanding ..........................     20,402,891
                                                                 ============





    The accompanying notes are an integral part of this financial statement.

                        NOEL GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Going-Concern Basis)
                    For the Three Months Ended March 31, 1997
                             (Dollars in thousands)




Net Cash Used for Operating Activities .................   $ (5,949)
                                                           --------

Cash Flows From Investing Activities:
Purchases of short-term investments, net ...............     (2,752)
Sales of investments ...................................     26,400
Sales of investments ...................................     51,924
Purchases of property, plant and equipment .............       (787)
Other, net .............................................       (148)
                                                           --------
Net cash provided from investing activities ............     74,637
                                                           --------

Cash Flows Used for Financing Activities:
Borrowings from revolving credit line and long-term debt     41,121
Repayments of revolving credit line and long-term debt .    (76,698)
Issuance of common stock, net ..........................        910
Change in other long-term liabilities ..................         90
Other, net .............................................        (19)
                                                           --------
Net cash used for financing activities .................    (34,596)
                                                           --------

Effect of exchange rates on cash .......................        (38)
                                                           --------

Net increase in cash and cash equivalents ..............   $ 34,054
                                                           ========

Supplemental Disclosure of Cash Flow Information:
Interest paid ..........................................   $  1,993
                                                           ========
Taxes paid .............................................   $     43
                                                           ========






    The accompanying notes are an integral part of this financial statement.

                                NOEL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

        This Report on Form 10-Q contains, in addition to historical information, certain forward- looking statements, including those regarding valuation of assets and liabilities. Such statements, including, as more fully set forth below, those relating to management's estimates of the net value of the Company's assets in liquidation, involve certain risks and uncertainties, including, without limitation, those risks and uncertainties discussed below. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

LIQUIDATION BASIS STATEMENTS

1.      PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

        On March 19, 1997, the shareholders of Noel Group, Inc. ("Noel") approved a Plan of Complete Liquidation and Dissolution (the "Plan"), which had been adopted by Noel's Board of Directors on May 21, 1996. Under the Plan, Noel is being liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders.

        As a result of the approval of the Plan by the shareholders, Noel adopted the liquidation basis of accounting as of April 1, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note 2 for a specific discussion of the methods used to determine the estimated net realizable values of investments.

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

                                                                                     Estimated
                                                                                    Liquidation
                                                          Common                    Basis Amount
                                                          Shares      Price Per    September 30,
                                                          Owned         Share           1998
                                                          -----       ---------    -------------
                                                    (Dollars in thousands, except per share amount)

Career Blazers (a)                                        2,026,104      $11.000            $22,287
Carlyle Industries, Inc. ("Carlyle") Series B, 6%
   preferred stock (b)                                                                       10,788
Ferronorte Participacoes, S.A. ("Ferronorte") (c)                                             6,302
Other holdings                                                                                  121
                                                                                            -------
Total investments at estimated liquidation basis
   amounts                                                                                  $39,498
                                                                                            =======

(a) Recorded based upon Noel's review of an analysis completed by Career Blazers and its independent advisors. This analysis determined Career Blazers' value based upon actual and projected results in relation to comparable companies. Compared to the quoted price on the limited trading market for Career Blazers shares, Noel believes that, at the present time, this analysis is a better estimate of the value in liquidation of its Career Blazers shares at September 30, 1998, because the trading market for Career Blazers is so limited, Career Blazers is not subject to periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and Noel's shares of Career Blazers are not registered to trade in this market. This valuation may not be reflective of actual amounts obtained when and if this investment is distributed or of prices that might be obtained in an actual future transaction. The closing over-the-counter bid price on September 30, 1998 and November 5, 1998, was $6.50 and $5.50 per common share of Career Blazers, respectively. Noel management is currently assessing the most advantageous way to realize its investment in Career Blazers and does not expect a transaction to occur until the first quarter of 1999, at the earliest.

        Subsidiaries of Staffing Resources, Inc. and Career Blazers Personnel Services, Inc. and its affiliated companies merged on December 31, 1997, to form Career Blazers. The merged company was renamed Career Blazers effective March 31, 1998. Career Blazers offers training, temporary and permanent staffing services across the Northeastern, Mid- Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States, as well as Canada and Puerto Rico.

(b) Recorded based on management's assessment of a variety of market factors including, but not limited to, comparisons to transactions of publicly traded preferred stock, and an evaluation of the projected operating results of Carlyle. Because of the unique characteristics of the investment in Carlyle and the non-marketability of the Carlyle preferred stock, the valuation of this investment is highly judgmental and subject to an unusual degree of uncertainty. The eventual amount realized in an actual transaction may be substantially less than the recorded value. Also, for various reasons, included those stated below, there may be delays in realizing Noel's holding of Carlyle preferred stock.

        On June 22, 1998, Carlyle redeemed 9,391,929 shares of its preferred stock which Noel held along with accrued dividends of $2,211,521 for a total payment of $11,603,450. The redeemed shares were valued at approximately $10,212,000 on the March 31, 1998, Statement of Net Assets in Liquidation. Carlyle financed this redemption with newly obtained bank financing. Following the redemption, Noel holds 9,929,908 shares of Carlyle preferred stock. As of September 30, 1998, Carlyle is in default on its obligation to Noel to redeem $6,059,000 of the liquidation preference of its preferred stock as well as accumulated unpaid dividends of approximately $2,537,000 to the extent of its legally available funds.

        Noel and Carlyle are engaged in discussions with a view of satisfying Carlyle's remaining obligations to the holders of the preferred stock in accordance with the terms of its charter and consistent with its resources. Discussions have dealt with the amount and timing of payments and possible modifications of the terms of the preferred stock. Any such modifications would require the agreement of Carlyle and the holders of the preferred stock. Carlyle has informed Noel that it intends to fulfill its obligations to its preferred shareholders, as required by Carlyle's charter, to the extent that Carlyle has cash resources in excess of those required to operate its business. Carlyle has also informed Noel that, as Carlyle believes that it does not currently have such excess resources, its ability to make payments on account of the preferred stock in the future will depend on Carlyle's future cash flow, the timing of the settlement of the liabilities recorded on its financial statements, the outcome of its discussions with Noel described above, the ability of Carlyle to obtain additional financing and compliance with Carlyle's new credit facility which presently permits only specified payment amounts, including 25% of "excess cash flow", as defined in the agreement.

        The Carlyle board of directors is continuing its review of Carlyle's strategic alternatives, including, among other things, the sale of Carlyle through merger, sale of stock or otherwise, possible acquisitions by Carlyle and possible refinancing. Any such transaction and/or the discussions between the companies may result in the modification of the terms of the preferred stock or in the acceleration of the redemption of the preferred stock and/or the reduction in the total amounts eventually received by Noel for this holding.

        In addition, Carlyle has agreed to notify the Pension Benefits Guaranty Corporation ("PBGC") prior to making any additional dividend or redemption payments. Carlyle's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to Carlyle's unfunded liability, if any, to its benefit plan.

(c) Recorded at a 60% discount to the valuation, based on a third party appraisal, ascribed to Noel's holding in Ferrovia Novoeste, S.A. ("Novoeste") in the reorganization of Novoeste and Ferronorte, S.A. Ferrovia Norte Brasil to form Ferronorte in June 1998. The discount percentage reflects illiquidity and the risks of operating in Brazil, including foreign currency risk, and was increased during the third quarter to reflect the current uncertainties of the Brazilian economy. While the level of uncertainty related to the Brazilian economy has increased, there have been no events at Ferronorte, which Noel is aware of, which indicate the need for a revaluation. Noel cannot predict how future developments to Brazil's economy would impact the value of this investment.

        Ferronorte holds two concessions to operate privatized railroads in Brazil. Realization of this investment is dependent upon a sale by Noel of its interest in Ferronorte. The actual amount realized for this investment could be lower or higher than the amount recorded.

Other Assets:

        The components of other assets are as follows (dollars in thousands):

                                                   September 30,        December 31,
                                                        1998                 1997
                                                   -------------        ------------
Note receivable for Curtis Industries, Inc.
   ("Curtis") sale                                          --              $10,454
TDX Corporation distribution receivable                     --                  892
Other                                                     $561                1,059
                                                          ----            ---------
                                                          $561              $12,405
                                                          ====              =======

        On June 8, 1998, Noel sold 3,569,755 shares of Lincoln Snacks Company ("Lincoln") common stock to Brynwood Partners III, L.P. Under the agreement, Noel received $4,500,000 in cash and a 6% interest bearing note for $2,639,510. The payment of the note and accrued interest and proceeds of $400,000 for the sale of the remaining 200,000 Lincoln shares owned by Noel was received in July 1998.

        On November 6, 1997, an agreement was signed merging Curtis with a subsidiary of Paragon Corporate Holdings, Inc. Under the agreement, Noel received $14,712,000 for its entire holding of Curtis, comprising $4,258,000 in cash and a two-year 7% interest bearing note for $10,454,000. This note was repaid at face value plus accrued interest in April 1998.

3.      INCOME TAXES

        The income tax asset at September 30, 1998, reflects the liquidation basis of accounting. Estimated income taxes are calculated at a 35% rate on the taxable income and losses which would be generated if the assets were realized and liabilities settled at the amounts shown. This estimate is subject to significant variation if, among other things, the actual values of assets distributed, sold or otherwise disposed of varies from current estimates. The income tax asset is projected to be realized through the filing of the 1998 and 1999 tax returns.

        The components of the income tax asset are as follows (dollars in thousands):


                                                     September 30,     December 31,
                                                         1998              1997
                                                     -------------     ------------

Net unrealized capital loss (gain)                      $    502       $   (222)
Net realized capital gain                                   (158)       (16,130)
Realized net operating loss carryforwards                    456          3,280
Loss from the settlement of recorded
   liabilities                                               936          8,442
Estimated taxes paid in 1997 and refund
   carryforwards                                            --            9,764
Tax refund due for 1997                                      518           --
                                                        --------       --------
Net income tax asset                                    $  2,254       $  5,134
                                                        ========       ========

        Noel had additional net operating loss carryforwards of approximately $8,894,000 at December 31, 1997, which expire from 2003 through 2011. Noel has undergone "ownership changes" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, future utilization of these Federal tax loss carryforwards is significantly limited. If Noel's assets and liabilities are realized at the values recorded at September 30, 1998, these carryforwards will not be realizable because Noel will not generate future taxable income.

        In February 1998, Noel received a $3,531,000 refund of estimated taxes paid to the Internal Revenue Service in 1997. Noel received the tax refund due for 1997 in October 1998.

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

       The components of accrued expenses are as follows (dollars in thousands):

                                                     September 30,      December 31,
                                                          1998               1997
                                                     -------------      ------------
Salaries and benefits                                    $1,383           $2,414
Rent and other expenses                                     491            1,147
Professional fees                                           517              823
Other, net                                                  500              686
                                                         ------           ------
                                                         $2,891           $5,070
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

        For the nine months ended September 30, 1998, Noel's cash operating expenses exceeded the return on its cash and cash equivalents and short-term investments by $2,170,000.

        Noel's cash operating expenses for the nine months ended September 30, 1998, were as follows (dollars in thousands):

Salaries and benefits                                  $1,053
Rent and other expenses                                 1,123
Professional fees                                         410
                                                     --------
                                                       $2,586
                                                     ========

5.      CHANGES IN ESTIMATED LIQUIDATION VALUES OF ASSETS AND LIABILITIES

        The changes in the estimated liquidation values of assets and liabilities were as follows (dollars in thousands):

                                                                             Nine Months
                                                       Three Months             Ended
                                                          Ended             September 30,
                                                    September 30,1998            1998
                                                    -----------------       -------------
To adjust investments to estimated
   liquidation values, net                              $(3,346)               $ 1,311
To adjust estimated accrued
   expenses                                                 773                   (114)
To adjust estimated income taxes                            906                    651
To adjust other assets                                     (102)                   (88)
                                                        -------                -------
Total adjustments                                       $(1,769)               $ 1,760
                                                        =======                =======

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

        On December 1, 1997, Noel distributed 2,205,814 shares of Carlyle common stock valued at $1.40 per Carlyle share for a total value of $3,088,000 to Noel shareholders of record at the close of business on November 21, 1997. The distribution rate was 0.107246 of a share of Carlyle common stock per share of Noel Common Stock and the value of the distribution was $.1501 per share of Noel Common Stock.

        On March 27, 1998, Noel distributed $.70 per outstanding Noel share for a total amount of $14,397,000 to shareholders of record at the close of business on March 20, 1998.

        On April 30, 1998, Noel distributed $.45 per outstanding Noel share for a total amount of $9,255,000 to shareholders of record at the close of business on April 22, 1998.

        On August 14, 1998, Noel distributed $.92 per outstanding Noel share for a total amount of $18,922,000 to shareholders of record at the close of business on July 31, 1998.

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

Item 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


LIQUIDITY AND CAPITAL RESOURCES:

        On September 30, 1998, Noel had cash and cash equivalents and short-term investments of approximately $3.3 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's existing liquid assets will be available to fund Noel's working capital requirements and to meet its other obligations through the remainder of the liquidation period. Pursuant to the Plan, subject to the payment or the provision for payment of the Company's obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements through the completion of the Plan.

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

        On April 30, 1998, Noel paid a liquidating distribution of $.45 per outstanding share of Common Stock to shareholders of record at the close of business on the April 22, 1998 record date, for a total of approximately $9.3 million.

        On June 6, 1998, Noel received $4.5 million as partial payment for the sale of its holding in Lincoln.

        On June 23, 1998, Noel received $11.6 million from the redemption of 9,391,929 shares of Carlyle preferred stock and $2.2 million of accrued dividends.

        On August 14, 1998, Noel paid a liquidating distribution of $.92 per outstanding share of Common Stock to shareholders of record at the close of business on the July 31, 1998 record date, for a total distribution of approximately $18.9 million.

        Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its holdings.

STATEMENTS OF NET ASSETS IN LIQUIDATION:

September 30, 1998 versus December 31, 1997

        Cash and cash equivalents and short-term investments decreased by $9.9 million. In addition to funding operating expenses, Noel paid three cash liquidating distributions totaling $42.6 million. During the nine months ended September 30, 1998, Noel received $11.6 million from the redemption of Carlyle preferred stock, $10.5 million as repayment of the note from the sale of Curtis, $7.5 million from the sale of Lincoln, and a $3.5 million refund of estimated taxes paid in 1997.

        Investments decreased $18.7 million primarily because of the sale of Lincoln for cash and a note totaling $7.5 million, and the redemption of Carlyle preferred stock for $11.6 million. During 1998, the liquidation value of Lincoln increased by $2.1 million and the valuation of Ferronorte decreased by $1.7 million.

        The income tax asset decreased by $2.9 million primarily as a result of Noel's receipt of a $3.5 million refund of estimated taxes paid in 1997. The projected tax asset for 1998 and 1999 increased by $.6 million as a result of the reduction of the value of investments, an increase in accrued liabilities and the recognition of the dividend received deduction for accrued dividends on Carlyle preferred stock.


STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION:

Three Months Ended September 30, 1998

        The decrease in estimated liquidation values of assets and liabilities of $1.8 million primarily relates to the write-down of Ferronorte by $3.2 million, net of a benefit for income taxes.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

        There are no pending material legal proceedings to which Noel or, to Noel's knowledge, its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses, other than as disclosed in Noel's Form 10-K for the year ended December 31, 1997.

Item 3. - Defaults upon Senior Securities

a)      None

b) Noel is the holder of 9,929,908 shares (approximately 93%) of Series B Preferred Stock of Carlyle. Carlyle is in default of its mandatory redemption obligations to the holders of such Preferred Stock to the extent of its legally available funds. As of September 30, 1998, the accrued but unpaid dividends amounted to approximately $2.7 million.

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

        (I) None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Signature

                                    NOEL GROUP, INC.

                                    Date:  November 12, 1998

                                    By:    \s\  Todd K. West
                                           ------------------------
                                           Todd K. West
                                           Vice President - Finance and
                                           Secretary (As both a duly authorized
                                           officer of Registrant and as chief
                                           financial officer of Registrant).