Form 10-K405
period 1998-12-31
NOEL GROUP INC
filed 1999-03-31
CIK 829269

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998       Commission File Number 0-19737

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to __________.

                             ----------------------

                               NOEL GROUP, INC.
             (Exact name of registrant as specified in its charter)


                      DELAWARE                                           13-2649262
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


                  667 Madison Avenue, New York, New York 10021
          (Address of principal executive offices, including zip code)
                                 (212) 371-1400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:             None

Title of each class                      Name or exchange on which registered
      None                                          Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.10 par value per share
                                (Title of Class

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
                                       ...    ...

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on March 22, 1999, was approximately $15,161,138. On such date, the last sale price of registrant's common stock was $1.25 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of the registrant and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons or entities disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 1999.

           Class                              Outstanding on March 22, 1999
           -----                              -----------------------------
Common Stock, par value $.10 per share        20,567,757

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                        Part of the Form 10-K in to which
            Document                                                    the Document is Incorporated
            --------                                                    ----------------------------------
Definitive proxy Statement to Shareholder for 1999 Annual Meeting       Part III, Items 10, 11, 12 and 13

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

ITEM 1.  BUSINESS

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

        On March 27, 1998, Noel distributed pro rata to its shareholders approximately $14,400,000 in cash at the rate of $0.70 for each share of Noel's common stock ("Common Stock") issued and outstanding at the close of business on the March 20, 1998 record date.

        On April 30, 1998, Noel distributed pro rata to its shareholders approximately $9,300,000 in cash at the rate of $0.45 for each share of Common Stock issued and outstanding at the close of business on the April 22, 1998 record date.

        On June 8, 1998 pursuant to a Stock Purchase Agreement of the same date, Noel sold to Brynwood Partners III L.P. ("Brynwood") 3,569,755 shares of common stock of Lincoln Snacks Company ("Lincoln") at a price of $2.00 per share or $7,139,510 in the aggregate. Under the Agreement, Noel received $4,500,000 in cash and a 6% interest bearing note in the principal amount of $2,639,510. The payment of the note and accrued interest and proceeds of $400,000 for the sale of the remaining 200,000 Lincoln shares owned by Noel was received in July 1998.

        In June 1998, the stock of Ferrovia Novoeste S.A. ("Novoeste") held by Noel, and each of the other Novoeste stockholders, was acquired by Ferronorte Participacoes S.A. ("Ferropar") in exchange for stock in Ferropar. Concurrently with such exchange, Ferropar acquired all of the outstanding stock of Ferronorte S.A. Ferrovia Norte Brasil ("Ferronorte") in exchange for stock in Ferropar. After such exchanges, Noel owned approximately 2.8% of the outstanding stock of Ferropar. Ferropar is the holding company for Novoeste and Ferronorte. Novoeste operates the Brazilian western railroad network (SR-10), and Ferronorte operates the Brazilian railroad network between Mato Grosso and several destinations, and a port terminal in Sao Paulo, Brazil.

        On August 14, 1998, Noel distributed pro rata to its shareholders approximately $18,922,000 in cash at the rate of $0.92 for each share of Common Stock issued and outstanding at the close of business on the July 31, 1998 record date.

        On March 17, 1999, Noel announced the distribution of trust units representing ownership of Noel's entire holding of 2,026,104 shares of Career Blazers Inc. ("Career Blazers") common stock to Noel shareholders (the "Distribution"). The Distribution will be made in accordance with the Plan. The record date for the Distribution was set at March 29, 1999 and the distribution date is expected to be April 12, 1999.

PRINCIPAL REMAINING ASSETS OF THE COMPANY

As of March 22, 1999, Noel's principal remaining assets included:

* Career Blazers Inc.: 2,026,104 shares of common stock, representing approximately 11.6% of the outstanding shares of Career Blazers Inc. common stock;

* Carlyle Industries, Inc.: 9,920,908 of Series B preferred stock, representing approximately 93% of the outstanding shares of Carlyle Industries, Inc. Series B preferred stock; and

* Ferronorte Participacoes S.A.: 10,624,886 shares of stock, representing approximately 2.8% of the outstanding shares of Ferronorte Participacoes S.A. stock.

FACTORS TO BE CONSIDERED WITH RESPECT TO THE DISTRIBUTION OR SALE OF THE COMPANY'S REMAINING ASSETS

     Set forth below is a brief description of the status of Noel's current plans to sell or distribute its principal remaining holdings. Except as set forth below, the Board of Directors and management have not yet determined whether or when to sell or distribute any of its remaining holdings. The determination of which holdings will be sold and which will be distributed in-kind to the Company's shareholders will be based on the judgment of the Board of Directors and management as to whether the sale or distribution of a particular holding will result in realization of the highest possible value to Noel's shareholders and will be based on several factors, including, and not necessarily in order of priority (i) whether the security in question is publicly traded; (ii) the anticipated effect on the market price of a distribution as opposed to a sale; (iii) whether the security in question could be sold with little disruption to the public market; (iv) whether an orderly public market exists and would continue to exist after distribution; (v) whether a distribution or a sale would require registration under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (vi) the need to raise cash through sales of securities to pay corporate taxes payable upon the distribution and sale of the Company's assets and the amount of additional cash required to be raised; (vii) the availability of one or more purchasers of the security in a private sale;
(viii) the Board's opinion as to the future prospects of the entity; (ix) the prices obtainable for such asset in public or privately negotiated transactions; and (x) with respect to assets to be sold in private transactions, the availability of purchasers for such assets. Currently, the Company's publicly traded holdings are thinly traded. Accordingly, a public sale or distribution thereof could result in a disruption in the public market. As noted above, pursuant to the Distribution, Noel has announced a distribution to its shareholders of trust units representing its holdings of Career Blazers Inc. common stock.

     With respect to securities held by the Company which are expected to be distributed to shareholders (other than in trust), applicable laws and regulations of the Securities Exchange Commission (the "Commission") will be complied with so that all shareholders (with the possible exception of affiliates of the Company or of the issuer of the securities which are distributed) will receive securities which will thereafter be freely transferable by them under applicable Federal securities laws. The securities to be distributed to the shareholders will have been registered under the Exchange Act and, if required by applicable law and regulation, the Securities Act. Accordingly, the issuer of such securities will be subject to substantially the same reporting and proxy rules as currently apply to the Company. Securities which under current law and regulation may not be distributed without such registration will not be distributed unless and until the required registration has been effectuated. In addition, assuming satisfaction of required eligibility standards, the Company may seek to cause any of its holdings of securities not currently listed on a securities exchange or authorized for quotation through The Nasdaq Stock Market ("Nasdaq") to be so authorized for quotation or listed, although there can be no assurance that the Company will do so. If any distributed securities are not authorized for quotation through Nasdaq or listed on an exchange, the effect may be to render such securities illiquid and/or to diminish the price realizable upon sale. The sale or distribution of the Company's holdings and the anticipation of such sale or distribution may, at least temporarily, reduce the market price of such securities and therefore the values realized by the shareholders.

     The sale by the Company or the distribution by the Company to its shareholders of an appreciated asset results in the recognition of taxable gain by the Company to the extent the fair market value of such asset exceeds the Company's tax basis in such asset. The proceeds of any such sales are generally made available to pay (i) the taxes, if any, payable as a result of such sale and (ii) other expenses incurred in connection with the consummation of the Plan. The remaining proceeds after payment of such taxes and expenses are generally made available for cash distributions to the shareholders. The Company currently believes that it has sufficient cash to pay its current tax obligations and expenses, although there can be no assurance that this will be the case. In the event that available cash is insufficient to pay such taxes and expenses the Company may be required to sell additional assets. The determination by the Board of Directors as to which additional assets would be sold to raise the cash to pay any additional taxes and expenses will depend on a variety of factors, including, those set forth in the preceding paragraph.

CARLYLE INDUSTRIES, INC.

     Noel currently holds 9,920,908 shares of Series B preferred stock of Carlyle, representing approximately 93% of the outstanding shares of such Series B preferred stock (the "Preferred Stock"), or 55% of the aggregate voting power, with an estimated value as of December 31, 1998 of approximately $10.8 million. See Footnote 2 of Notes to Financial Statements on page F-11. Under the terms of Carlyle's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Carlyle Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by Carlyle in annual installments beginning March 15, 1995 through March 15, 1999, subject, among other things, to the extent of legally available funds as determined by the Board of Directors and the approval of Carlyle's senior lenders, if any. Prior to March 27, 1997, Carlyle did not make any payments on account of the Preferred Stock (either dividend or redemption) as Carlyle's lenders declined to approve such payments. However, as of that date, Carlyle discharged its credit facility. Consequently, Carlyle is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.


     Carlyle has informed Noel that it intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent Carlyle has cash resources in excess of those required to operate its business. On June 23, 1998, Carlyle paid $12.5 million to holders of its Preferred Stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million reflected the increase in redemption amount resulting from accumulated and unpaid dividends. As of December 31, 1998, the Preferred Stock payment arrearages to Noel aggregated $8.8 million, including accrued but unpaid preferred dividends of $2.7 million. Carlyle is currently engaged in discussions with Noel with a view to satisfying the balance of its obligations to holders of Preferred Stock in accordance with the terms of Carlyle's charter and consistent with Carlyle's resources. Discussions include the timing and amount of future payments as well as the possibility of modifying the terms and condition of the Preferred Stock. Carlyle has also informed Noel that, as Carlyle believes that it does not currently have the necessary resources, its ability to make further payments on account of the Preferred Stock will depend on Carlyle's future cash flow, the timing of the settlement of the liabilities recorded in its financial statements, the outcome of the negotiations with Noel described above, the ability of Carlyle to obtain additional financing and compliance with Carlyle's new credit facility. In addition, as Carlyle has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payments, Carlyle's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to Carlyle's unfunded liability to its defined benefit plan. Carlyle is also exploring strategic alternatives to redemption of the Preferred Stock.


FERRONORTE PARTICIPACOES, S.A.

     Noel's wholly-owned subsidiary, Noel Brazil, Inc., holds 10,624,886 shares of stock in Ferronorte Participacoes, S.A. ("Ferropar") representing 2.8% of the total outstanding shares of Ferropar. Previously, Noel Brazil, Inc. held 1,200,000 shares of common stock and 5,657,142 shares of preferred stock of Ferrovia Novoeste, S.A. ("Novoeste"). In June 1998, the stock of Novoeste held by Noel and the other Novoeste stockholders, was acquired by Ferropar in exchange for stock in Ferropar. Concurrently with such exchange, Ferropar acquired all of the outstanding stock of Ferronorte S.A. Ferrovia Norte Brasil ("Ferronorte") in exchange for stock in Ferropar. After such exchanges, Noel owned the approximately 2.8% of the outstanding stock of Ferropar referenced above. The estimated value of Noel's interest in Ferropar as of December 31, 1998 was $6.3 million. See Footnote 2 of Notes to Financial Statements on page F-11. The transfer of Noel's interest in Ferropar is subject to certain restrictions. Noel does not anticipate a public distribution to its shareholders of its interest in Ferropar and expects to dispose of its interest therein through private sales as permitted by Brazilian law and the terms of its investment therein. In February 1999, Noel engaged a Brazilian investment bank to sell its interest in Ferropar.


CAREER BLAZERS INC.

     Noel currently holds 2,026,104 shares of common stock of Career Blazers Inc. ("Career Blazers"), representing 11.6% of the outstanding shares of such common stock, with an estimated value as of December 31, 1998 of approximately $10.5 million. See Footnote 2 of Notes to Financial Statements on page F-10. On March 17, 1999, Noel announced the distribution of trust units representing ownership of Noel's entire holding of Career Blazers common stock to Noel shareholders (the "Distribution"). The Distribution will be made in accordance with Noel's Plan of Complete Liquidation and Dissolution. The record date for the Distribution was set at March 29, 1999 and the distribution date is expected to be April 12, 1999.

PRINCIPAL PROVISIONS OF THE PLAN

PURSUANT TO THE PLAN:

     (a) The Company is in the process of distributing pro rata to its shareholders in-kind, selling, or otherwise disposing of all its assets. The liquidation is expected to be concluded prior to March 19, 2000 by a final liquidating distribution either directly to the shareholders or to one or more liquidating trusts. Any sales of the Company's assets will be made, in private or public transactions, on such terms as are approved by the Board of Directors. It is not anticipated that any further shareholder votes will be solicited with respect to the approval of the specific terms of any sale of assets approved by the Board of Directors as the Company has been advised by its counsel that such further votes are not required by the Delaware General Corporate Law ("DGCL"). See "Sales of the Company's Remaining Assets." Reference is made to "Factors to be Considered with Respect to Distribution or Sale of the Company's Remaining Assets" for a discussion of the factors to be considered by the Board in making its determination of which assets will be sold and which will be distributed in-kind.

     (b) Subject to the payment or the provision for payment of the Company's obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Only shareholders of record on the record date set for a particular distribution will receive distributions with respect to such record date. The Company may establish a reasonable reserve (a "Contingency Reserve") in an amount determined by the Board of Directors to be sufficient to satisfy the liabilities, expenses and obligations of the Company not otherwise paid, provided for or discharged. The net balance, if any, of any such Contingency Reserve remaining after payment, provision or discharge of all such liabilities, expenses and obligations will also be distributed to the Company's shareholders pro rata. The Company's accrued obligations at December 31, 1998 were approximately $2.6 million. The Company currently has no plans to repurchase shares of Common Stock from its shareholders. However, if the Company were to repurchase its shares of Common Stock from its shareholders, such repurchases would be open market purchases and would decrease amounts distributable to other shareholders if Noel were to pay amounts in excess of the per share values distributable in respect of the shares purchased and would increase amounts distributable to other shareholders if Noel were to pay amounts less than the per share values distributable in respect of such shares. See "Liquidating Distributions; Nature; Amount; Timing" and "Contingent Liabilities; Contingency Reserve; Liquidating Trust" below.

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


LIQUIDATING DISTRIBUTIONS; NATURE; AMOUNT; TIMING

     Although the Board of Directors has not established a firm timetable for further distributions to shareholders, other than with respect to Career Blazers as described herein, the Board of Directors will, subject to exigencies inherent in winding up the Company's business, make further distributions as promptly as practicable. The liquidation is expected to be concluded prior to March 19, 2000, by a final liquidating distribution either directly to the shareholders or to a liquidating trust. Except as described herein, the Board of Directors is currently unable to predict the precise nature, amount or timing of any further distributions pursuant to the Plan. The actual nature, amount and timing of, and record date for all further distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Board of Directors' determination as to whether particular assets are to be distributed in-kind or otherwise disposed of through sale or other means. Reference is made to "Factors to be Considered with Respect to Distribution or Sale of the Company's Remaining Assets" for a discussion of the factors to be considered by the Board in making its determination of which assets will be sold and which will be distributed in-kind.

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

     Uncertainties as to the precise value of Noel's remaining assets and the ultimate amount of its liabilities may materially affect the net values ultimately distributable to shareholders. Estimated claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes and miscellaneous office expenses), projected to occur during execution of the Plan, have been accrued along with expenses for professional fees and other expenses of liquidation. Management and the Board of Directors believe that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to shareholders. However, no assurances can be given that this will be the case. Any increase to the Company's obligations, liabilities, expenses and claims above the accrued amount will reduce the net assets ultimately available to shareholders.

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

     The actual amount of the Contingency Reserve will be based upon estimates and opinions of management and the Board of Directors and derived from consultations with outside experts and a review of the Company's estimated operating expenses, including, without limitation, anticipated compensation payments, estimated investment banking, legal and accounting fees, rent, payroll and other taxes payable, miscellaneous office expenses and expenses accrued in the Company's financial statements. There can be no assurance that the Contingency Reserve in fact will be sufficient. Subsequent to the establishment of the Contingency Reserve, the Company will distribute to its shareholders any portions of the Contingency Reserve which it deems no longer to be required. After the liabilities, expenses and obligations for which the Contingency Reserve had been established have been satisfied in full, the Company will distribute to its shareholders any remaining portion of the Contingency Reserve.

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

     The Company has no present plans to use a liquidating trust or trusts, except as disclosed herein, but the Board of Directors believes that the flexibility provided by the Plan with respect to the liquidating trusts to be advisable. The trust would be evidenced by a trust agreement between the Company and the trustees. The purpose of the trust would be to serve as a temporary repository for the trust property prior to its disposition or distribution to Noel's shareholders. The transfer to the trust and distribution of interests therein to Noel's shareholders would enable Noel to divest itself of the trust property and permit Noel's shareholders to enjoy the economic benefits of ownership thereof. Pursuant to the trust agreement, the trust property would be transferred to the trustees immediately prior to the distribution of interests in the trust to Noel's shareholders, to be held in trust for the benefit of the shareholder beneficiaries subject to the terms of the trust agreement. It is anticipated that the interests would be evidenced only by the records of the trust and there would be no certificates or other tangible evidence of such interests and that no holder of Common Stock would be required to pay any cash or other consideration for the interests to be received in the distribution or to surrender or exchange shares of Common Stock in order to receive the interests. It is further anticipated that pursuant to the trust agreements (i) a majority of the trustees would be required to be independent of Noel's management; (ii) approval of a majority of the trustees would be required to take any action; (iii) the trust would be irrevocable and would terminate after, the earlier of (x) the trust property having been fully distributed, or (y) a majority in interest of the beneficiaries of the trust, or a majority of the trustees, having approved of such termination, or (z) a specified number of years having elapsed after the creation of the trust.

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

     If the Company were held by a court to have failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeded the amount available from the Contingency Reserve and the assets of the liquidating trust or trusts, a creditor of the Company could seek an injunction against the making of distributions under the Plan on the grounds that the amounts to be distributed were needed to provide for the payment of the Company's expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to shareholders and/or interest holders under the Plan.


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

LISTING AND TRADING OF THE COMMON STOCK AND INTERESTS IN THE LIQUIDATING TRUST OR TRUSTS

     The Common Stock is currently listed for trading on Nasdaq's National Market. For continued listing, a company, among other things, must have $1 million in net tangible assets (or $4 million if the issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years), $1 million in market value of securities in the public float and a minimum bid price of $1.00 per share (or, in the alternative, $3 million in market value of securities in the public float and $4 million of net tangible assets). If the Company is unable to satisfy Nasdaq's National Market maintenance criteria in the future, its Common Stock may be delisted therefrom prior to the Final Record Date. In such event, the Company may seek to list its securities on Nasdaq's Small Cap Market. However, if it was unsuccessful, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to, the price of the Common Stock. Delisting of the Common Stock may result in lower prices for the Common Stock than would otherwise prevail.

     It is anticipated that the interests in a liquidating trust or trusts will not be transferable, although no determination has yet been made. Such determination will be made by the Board of Directors and management prior to the transfer of unsold assets to the liquidating trust and will be based on, among other things, the Board of Directors and management's estimate of the value of the assets being transferred to the liquidating trust or trusts, tax matters and the impact of compliance with applicable securities laws. Should the interests be transferable, the Company plans to distribute an information statement with respect to the liquidating trust or trusts at the time of the transfer of assets and the liquidating trust or trusts may be required to comply with the periodic reporting and proxy requirements of the Exchange Act. The costs of compliance with such requirements would reduce the amount which otherwise could be distributed to interest holders. Even if transferable, the interests are not expected to be listed on a national securities exchange or quoted through Nasdaq and the extent of any trading market therein cannot be predicted. Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets.


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


BUSINESS OF NOEL PRIOR TO ADOPTION OF PLAN

     Prior to the approval of the Plan by Noel's shareholders on March 19, 1997, Noel conducted its principal operations through small and medium-sized operating companies in which Noel held controlling or other significant equity interests. Noel's current holdings in operating companies include holdings in (i) Career Blazers, a provider of diversified staffing services to a broad range of businesses in various industries; (ii) Carlyle, a packager and distributor of buttons, gifts and craft products; and (iii) Ferropar, a Brazilian corporation, which holds interests in Brazilian companies operating Brazilian railroad networks and a port in Sao Paulo, Brazil. As noted herein, Noel expects to distribute its interest in Career Blazers through a liquidating trust in April 1999.


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

     The information required is set forth in Note 19 of Notes to Financial Statements on page F-25 hereof.


     (c) Narrative description of business.

     The following information relates to Noel's principal remaining operating companies in which it holds a controlling or substantial interest. The percentage appearing next to the name of each company indicates the common equity ownership (or in the case of Carlyle, the percentage of the aggregate voting power) currently held by Noel.

                         CARLYLE INDUSTRIES, INC. (55%)

     Carlyle (which prior to March 26, 1997 was known as Belding Heminway Company, Inc.) and its subsidiaries package and distribute buttons, gifts and craft products.

     Carlyle was the surviving corporation in a merger (the "Merger") with BH Acquisition Corporation, a Delaware corporation wholly-owned by Noel. The Merger, completed on October 29, 1993, was the second step of a transaction pursuant to which Noel acquired the entire equity interest in Carlyle.

     On March 26, 1997, Carlyle sold the assets and specified liabilities of its former Thread Division (the "Thread Division") to an affiliate of Hicking Pentecost PLC ("HP") for an aggregate cash consideration of $54.9 million of which $3.0 million was placed in escrow, subject to certain post-closing adjustments, plus the assumption of approximately $6.8 million of liabilities. The Thread Division was engaged in the manufacturing and marketing of industrial thread and special engineered yarn used in non-sewing products. As part of the sale of the Thread Division, the corporate name "Belding Heminway" was transferred to HP.

     Carlyle's principal executive offices are located at One Palmer Terrace, Carlstadt, New Jersey; its telephone number is (201) 935-6220. Joseph S. DiMartino and Herbert Friedman, Noel directors, currently serve on Carlyle's four member Board of Directors.

     Carlyle's business is conducted principally through two subsidiaries: the Blumenthal Lansing Company ("Blumenthal"), and Westwater Industries, Inc. ("Westwater"). Blumenthal was formed from the merger of B. Blumenthal & Co., Inc., a wholly-owned subsidiary of Carlyle, and Lansing Company, B. Blumenthal's wholly-owned subsidiary. The corporate name was changed to Blumenthal Lansing Company on January 1, 1995. Westwater, a Delaware corporation, was formed in June 1998 to acquire the assets and business of Westwater Enterprises, LP. Westwater is a wholly owned subsidiary of Carlyle.

     Set forth below is a description of Carlyle's business substantially as described in Carlyle's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 filed with the Commission.

     Acquisitions. On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater, a newly formed wholly-owned subsidiary of Carlyle. Westwater is an importer and distributor of craft and gift products for sale to retail and specialty chain stores. Carlyle paid approximately $3.1 million in cash and assumed $.5 million in bank debt. In addition, contingent payments of up to $2 million may become payable upon the achievement of specified earnings levels or the event an entity other than Noel acquires a more than 50% voting control of Carlyle. The contingent payment period covers the three years ended December 31, 2000 at which time the contingent payment period expires.

     On December 16, 1998 Carlyle's wholly owned subsidiary, Blumenthal acquired the assets and business of Streamline Industries, Inc. ("Streamline") for approximately $1.6 million in cash. Streamline packages and distributes a line of carded buttons and embellishments for sale to retail and specialty chain stores.

     Products. Carlyle packages and distributes an extensive variety of buttons, embellishments, gift and craft products to mass merchandisers, specialty chains, and independent retailers and wholesalers throughout the United States. Products are sold under the La Mode'r', Le Chic'r', Streamline'r' and Westwater Enterprises'r' registered trademarks and the Le Bouton, La Petites, Classic, Boutique and Mill Mountain brand names. Carlyle also produces and distributes private-label lines one for one of the nation's best-known retailers. Carlyle markets complementary product lines, including appliques, craft kits, and fashion and jewelry.

     Markets. Carlyle's products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement, and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating, and garment manufacturing on a small scale and done by dressmakers and other cottage industry consumers. The market is served by large fabric specialty chains, mass merchandisers, local and regional fabric specialty chains of 4 to 25 stores, independent fabric stores, notions wholesalers, and craft stores and chains. During the years ended December 31, 1998 and 1997 sales to three major customers (Wal-Mart, Jo-Ann Stores and Hancock Fabrics) accounted for 77% and 78% respectively of Carlyle's aggregate sales volume. A reduction in sales among any of these customers could adversely impact the financial condition and results of operations of Carlyle.

     Product Sourcing, Distribution and Sales. The button lines are sourced from more than 75 button manufacturers around the world, with most buttons coming from the traditional markets of Holland, Italy, and Asia. Button manufacturers specialize in different materials (plastic, wood, glass, leather, metal, jewel, pearl, etc.) and have varying approaches to fashion, coloration, finishing, and other factors.

     All imported and domestically purchased buttons are shipped to the Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. Carlyle also blister-packages and shrink-wraps some products. Shipments are made primarily to individual stores with a small percentage to warehouse locations.

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


     The bulk of Carlyle's revenues are derived in the United States. In 1998, less than 1% of revenues related to export sales. Inventory levels remain relatively constant throughout the year. Carlyle's policies related to merchandise return and payment terms are in accordance with industry standards.

     Employees; Labor Relations. Carlyle has approximately 140 employees, none of whom is covered by a collective bargaining agreement. Carlyle management believes relations with employees are satisfactory.

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


     Carlyle also owns a former dye facility located in Emporia, Virginia, which facility is leased to the purchaser of Carlyle's former Home Furnishings' Division under a triple net fifty-year lease with a nominal base rent. In addition, Carlyle also owns two facilities no longer used in operations: a 100,000 square foot former production facility at Watertown, Connecticut of which approximately 48,000 square feet are leased to unrelated third parties and a former production facility at North Grosvenordale, Connecticut.

LEGAL PROCEEDINGS

     General. To the best of Carlyle's knowledge, Carlyle is not currently a party to any significant litigation except as indicated below.

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


     CM owns an inactive facility located in North Grosvenordale, Connecticut at which soil contamination has been found. Carlyle reported this contamination to the CTDEP in 1989 and is presently working with the CTDEP to define remedial options for the site, which it expects will focus primarily on removal and possible stabilization of contaminated soil onsite. Carlyle estimates the cost of remediation at this site to be approximately $100,000 based upon information on the costs incurred by others in remediating similar contamination at other locations. As the actual cost of remediation at this site will depend on the real extent of soil contamination and the remediation options approved for this site in the future by the CTDEP, no assurances can be given that the actual cost will not be higher than Carlyle's current estimate.


     In or about June 1992, Carlyle received notice from the EPA that Carlyle, Belding Corticelli Thread Company ("BCTC") and CM had been identified, along with 1,300 other parties, as PRP's in connection with the alleged release of hazardous substances from the Solvents Recovery Superfund Site in Southington, Connecticut (the "SRS site").


     Carlyle settled its alleged liability in connection with the SRS sites by paying $1,626, along with other PRP's, to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated .03% and 1.19%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. At this time it is not possible to predict when the EPA will issue its "Record of Decision" concerning the final remedy at the SRS site. Carlyle is unable, at this time, to estimate the ultimate cost of the remedy for this site.

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

     On September 3, 1996, CM entered into an agreement (with the EPA and other members of the SRS PRP Group) to settle its liability in connection with the First Operable Unit of work ("OU#1") at the OSL site for $2,000. The OU#1 Consent Decree was entered in June, 1998 by the United States District Court for the District of Connecticut.

     In September 1997, Pratt and Whitney and the Town of Southington proposed a de minimis settlement which would allow CM and certain other members of the SRS PRP Group (as well as certain Direct Shippers) to settle their future OSL site liability for a sum certain (subject to certain reservation of rights by the U.S.). Under this proposal, CM's required payment is approximately $3,300. CM has accepted the de minimis offer. The Consent Decree in connection with the above de minimis settlement will be lodged with the federal court in the near future.


     By letter dated October 30, 1987, the Department of Environmental Protection of the State of New Jersey ("DEP") notified Carlyle that CM, together with 122 parties, had been identified as a party responsible for cleanup costs and damage claims paid in connection with the Chemical Control Corporation hazardous waste site located in Elizabeth, New Jersey (the "CCC site"). A settlement between CM and other members of the Chemical Control Responsible Party Group, on the one hand, and the DEP and the New Jersey Spill Compensation Fund, on the other hand, was finalized in December 1998. The amount paid by CM was $142,219.

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


     CM has entered into an agreement to settle liability in connection with the above claims for payment of the sum of $200,000. The Consent Decree was approved in 1998 by the Federal District Court.

     The estimates provided above do not include costs that Carlyle or its subsidiaries may incur for consultants or attorney's fees or for administrative expenses in connection with their participation as part of the PRP group at the SRS and OSL sites. The reserve Carlyle has established for environmental liabilities, in the amount of $1.7 million, represents Carlyle's best current estimate of the costs of addressing all identified environmental problems, including the obligations of Carlyle and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on Carlyle's review of currently available evidence, and takes into consideration Carlyle's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which Carlyle or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that Carlyle's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

     Noel does not believe, based on current applicable environmental law, that it will be responsible for any of Carlyle's environmental liabilities. However, in view of the rapidly developing environmental laws, no assurance can be given at this time that Noel would not have such responsibility nor, if such liability existed, can any determination be made of the amount thereof. Any finding of liability on the part of Noel would reduce the amount available for distribution to Noel's shareholders. In addition, in the event that the amount of any such liability exceeded the amount of Noel's assets (and the assets of any liquidating trust), the shareholders could be required to return some or all amounts previously distributed in liquidation.


     In January 1997, the Pension Benefit Guarantee Corporation ("PBGC") notified Carlyle that it was considering whether the sale of the Thread Division would create an obligation under ERISA to immediately fund, in whole or in part, Carlyle's unfunded liability to its defined benefit plan. In February 1997, at the request of the PBGC, Carlyle agreed to provide the PBGC with at least 30 days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders of any class of equity which is projected to occur at any time prior to March 31, 2002. In consideration of such agreement, the PBGC agreed not to take action solely with respect to the proposed sale transaction. In December 1997, Carlyle notified the PBGC that it intends to redeem $10 million of preferred stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by the board of directors and if appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. If the PBGC takes the position that Carlyle should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position were upheld, the ability of Carlyle to take any such proposed action would be adversely affected. Carlyle's unfunded liability to its deferred benefit plan is recorded at $.4 million on as of December 31, 1998, when measured in accordance with financial accounting standards. Based on an actuarial estimate, the obligation to transfer cash in the event of a termination would be $3.3 million in excess of the balance sheet liability. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, Carlyle's obligation to transfer cash to the plan could be higher than this amount. Any actual amounts transferred in the event of a plan termination, would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate.

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


     Escrow Agreement. In connection with the sale of the Thread Division to an affiliate of HP, $3.0 million of the proceeds were placed in escrow. Pursuant to a written indemnity, and under a reservation of rights, Carlyle had assumed the defense and indemnity of Barbour Threads, Inc. ("Barbour"), as the successor in interest to Danfield Threads, Inc., Barbour Industries, Inc. and Blue Mountain Industries, Inc. and an individual, H.D. Whitlow ("Whitlow"), in an adversary proceeding which relates to a Chapter 11 reorganization, In re Needlecraft Industries, Inc. ("Needlecraft"), Case No. LA 97-41233 LF. Carlyle had no role in the bankruptcy or the prosecution of Barbour's claims against Needlecraft and other counsel represents Barbour for that purpose.

     In the adversary proceeding, Needlecraft originally sought compensatory damages of $600,000 and punitive damages of $1,000,000, reformation of contract, and declaratory relief from Barbour for alleged breach of an oral contract, detrimental reliance, and negligent and intentional interference with prospective economic advantage. At a hearing in January 1998, the Bankruptcy Court dismissed the claims against Whitlow.

     On February 9, 1999, the Court permitted Needlecraft to file an amended complaint that added new claims, among other things, for alleged resale price maintenance, price discrimination, disparagement/trade libel, and unfair competition and increased the compensatory damages claimed to $8.1 million. On February 24, 1999, Carlyle notified HP and the defendants in the litigation that it is rejecting the claim for indemnification and will no longer fund the defense. On March 1, 1999, HP and Barbour disputed Carlyle's rejection of their claim for indemnification and made a new claim for indemnification based on the amended complaint.

     By letter dated February 8, 1999, the CTDEP notified Carlyle that it is CTDEP's position that Carlyle and the buyer of the Thread Division filed an inappropriate form in connection with the transfer of certain Connecticut property as part of the sale of the Thread Division. The CTDEP has asserted that an alternate form and an environmental condition assessment is required. Carlyle has notified HP and Barbour that Carlyle believes that compliance with the CTDEP's requirements are their responsibility. HP and Barbour have responded by demanding indemnity under an agreement dated, as of December 12, 1996, whereby Carlyle sold its Thread Division (the "Thread Division Agreement").


     In a complaint filed in the United States District Court, District of New Jersey, by Liberty Fabrics Rotterdam B.V. ("Liberty") against Barbour and Danfield Threads, Inc. Liberty has alleged, among other things, breaches of a distributorship agreement by Barbour and tortious interference by Barbour with Liberty's agreements with third parties (the "Liberty Claim"). The amount of the damages sought by Liberty is not currently known, but is alleged to be in excess of $75,000. HP and Barbour have asserted that Carlyle is obligated by the Thread Division Agreement to indemnify them against cost and liability of the Liberty Claim. Carlyle has rejected the claim for indemnification.


     Carlyle expects that if it disagreements with HP and Barbour are not otherwise resolved, the dispute will be resolved in an arbitration proceeding pursuant to the Thread Division Agreement.


                     FERRONORTE PARTICIPACOES, S.A. (2.8%)

     Ferronorte Participacoes, S.A. ("Ferropar") is the holding company for Ferrovia Novoeste S.A. ("Novoeste") and Ferronorte S.A. Ferrovia Norte Brasil ("Ferronorte"). Ferronorte operates the Brazilian railroad network between Mato Grosso and several destinations, and a port terminal in Sao Paulo, Brazil. Novoeste operates the Brazilian western railroad network (SR-10).


     In March 1996, Novoeste was the successful bidder, at approximately $63.6 million, for the concession for the operation of the Brazilian federal railroad's western network. The purchase of the network consisted of a 30-year concession and a lease of the federal railroad's equipment. The western network links Bauru, in Sao Paulo state, with Corumba on the Bolivian border, and covers approximately 1,000 miles of track.

     In June 1998, the stock of Novoeste held by Noel, and each of the other Novoeste stockholders, was acquired by Ferropar in exchange for stock in Ferropar. Concurrently with such exchange, Ferropar acquired all of the outstanding stock of Ferronorte in exchange for stock in Ferropar. After such exchanges, Noel owned approximately 2.8% of the outstanding stock of Ferropar. Ferropar is the holding company for Novoeste and Ferronorte. Novoeste operates the Brazilian western railroad network (SR-10), and Ferronorte operates the Brazilian railroad network between Mato Grosso and several destinations, and a port terminal in Sao Paulo, Brazil.


     In February 1999, Noel engaged a Brazilian investment bank to sell its interest in Ferropar.

                          CAREER BLAZERS INC. (11.6%)


     Career Blazers is the successor by merger in December 1997 of subsidiaries of Staffing Resources, Inc., a provider of diversified temporary staffing services to a broad range of businesses in various industries throughout the Northeastern, Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States, and Career Blazers Personnel Services, Inc. and its affiliated companies ("CBPS Inc."). At the time of the merger, CBPS Inc. operated primarily in the Northeastern United States and provided temporary, temporary to permanent and permanent placement services in the clerical, legal and higher-end office support areas as well as training services. Career Blazers offers training, temporary and permanent staffing services through a network of approximately 184 staffing branches and 72 training locations (including company-owned, licensed and franchised operations) across the Northeastern, Mid-Atlantic, Southeastern, Southwestern and Rocky Mountain regions of the United States, as well as Canada and Puerto Rico.

        On March 17, 1999, Noel announced the distribution of trust units representing ownership of Noel's entire holding of Career Blazers common stock to Noel shareholders (the "Distribution"). The Distribution will be made in accordance with Noel's Plan of Complete Liquidation and Dissolution. The record date for the Distribution was set at March 29, 1999 and the distribution date is expected to be April 12, 1999.

     Under the terms of the Distribution, Noel shareholders will receive units representing approximately one-tenth of a share of Career Blazers common stock for each share of Noel common stock held by them. The trust units will be recorded on the books of the trust and will not be represented by certificates or other documents sent to shareholders. The trust is being created in lieu of the outright distribution of Career Blazers stock for several principal reasons, including the limited float of Career Blazers stock and the current lack of tradability of the shares of Career Blazers common stock currently held by Noel. As conditions in the future warrant, the trust is expected to distribute the shares to unit owners or sell the shares in the market, in a private placement or in an underwritten public offering, or a combination of these options.

     (d) Financial information about foreign and domestic operations and export sales.

     Not material.

ITEM 2. PROPERTIES.

     Noel's executive offices occupy approximately 5,100 square feet in an office building located in New York, New York pursuant to a sublease agreement, which expires in September 1999. In the event the liquidation is not complete by September 1999, Noel may request an extension of the sublease. For descriptions of certain principal properties of Noel's operating companies, see "Narrative Description of Business" above. The managements of both Noel and Carlyle believe that the properties owned or leased by each such company are adequate for the conduct of their respective businesses for the foreseeable future.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

     Noel's Common Stock trades on Nasdaq's National Market under the symbol NOEL. The following table sets forth the range of high and low sales prices for shares of Common Stock for each fiscal quarter during 1998 and 1997 as reported by NASDAQ.

                       1998                  High             Low
                       ----                  ----             ---
                 First Quarter (1)         $3.250            $2.625
                 Second Quarter (2)         2.750             2.063
                 Third Quarter (3)          2.813             1.375
                 Fourth Quarter             1.438             0.875

                      1997                   High             Low
                      ----                   ----             ---
                 First Quarter             $7.500            $6.375
                 Second Quarter(4)          6.625             3.125
                 Third Quarter(5)           4.375             3.875
                 Fourth Quarter(6)          4.125             3.218


(1) Reflects the distribution of $0.70 cash per share on March 27, 1998.
(2) Reflects the distribution of $0.45 cash per share on April 30, 1998.
(3) Reflects the distribution of $0.92 cash per share on August 14, 1998.
(4) Reflects the distribution of shares of HealthPlan Services Corporation ("HealthPlan") Common Stock on April 25, 1997, valued at $2.643 per share of Noel Common Stock.
(5) Reflects the distribution of shares of HealthPlan Common
Stock on October 6, 1997 (September 25, 1997, ex-dividend date), valued at $.4244 per share of Noel Common Stock.
(6) Reflects the distribution of shares of Carlyle Common Stock on December 1, 1997, valued at $.1501 per share of Noel Common Stock.

     (b) Holders.

     As of March 22, 1999, 20,567,757 shares of Common Stock were issued and outstanding and were held of record by approximately 92 persons, including several holders who are nominees for an undetermined number of beneficial owners. Noel believes that there are approximately 1,200 beneficial owners of Common Stock.

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

     On March 27, 1998, Noel distributed pro rata to its shareholders $14,397,000 in cash at the rate of $0.70 for each share of Common Stock issued and outstanding at the close of business on the March 20, 1998 record date.

     On April 30, 1998, Noel distributed pro rata to its shareholders $9,255,000 in cash at the rate of $0.45 for each share of Common Stock issued and outstanding at the close of business on the April 22, 1998 record date.

     On August 14, 1998, Noel distributed pro rata to its shareholders $18,922,000 in cash at the rate of $0.92 for each share of Common Stock issued and outstanding at the close of business on the July 31, 1998 record date.


ITEM 6. SELECTED FINANCIAL DATA.

     The selected historical financial information for each of the Company's last five fiscal years and for the three months ended March 31, 1997 are derived from the historical financial statements of Noel and should be read in conjunction with Noel's Financial Statements and related notes included elsewhere in this Form 10-K. (Dollars in thousands, except per share amounts)

                              December 31,       March 31,          Years Ended December 31,
                             1998      1997        1997         1996(1)      1995(1)      1994(2)
                             ----      ----        ----         ------       ------       -------
Revenue                       N/A       N/A     $38,473       $189,325     $181,709      $119,121

Operating income (loss)       N/A       N/A     $(4,684)      $  9,194     $(29,451)     $(12,731)

Loss from continuing
  operations                  N/A       N/A     $(1,309)      $ (3,105)    $(15,581)     $ (9,453)

Basic earnings per
 share from continuing
 operations (3)               N/A       N/A     $ (0.06)      $  (0.15)    $  (0.77)     $  (0.47)

Total assets              $37,048   $88,912         N/A       $230,521     $239,757      $313,980

Long-term debt                $0        $0          N/A       $ 60,983     $ 69,197      $ 75,734

Stockholders' equity          N/A       N/A         N/A       $ 97,360     $ 92,920      $100,269

Net assets in liquidation $34,408   $83,561         N/A            N/A          N/A           N/A

Net assets in liquidation
 per share                  $1.67   $  4.06         N/A            N/A          N/A           N/A



---------------
(1) Includes the results of Carlyle for the full period and reflects the results of HealthPlan Services under the equity method of accounting.

(2) Includes the results of HealthPlan Services from September 30, 1994, the date of its acquisition. Carlyle is included in the balance sheet at December 31, 1994.

(3) Earnings per share amounts prior to 1997 have been restated to comply with Financial Accounting Standards No. 128. See Notes to Financial Statements.

As a result of the adoption of the Plan, Noel has adopted the liquidation basis of accounting for all periods subsequent to March 31, 1997. See Note 1 of Notes to Financial Statements on page F-9.

See Note 11 of Notes to Financial Statements on page F-17 for factors that affect the comparability of the information presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of Noel Group, Inc. ("Noel") and its consolidated subsidiaries (collectively the "Company") should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

     On December 31, 1998, Noel had cash and cash equivalents and short-term investments of approximately $3.4 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's existing liquid assets will be available to fund Noel's working capital requirements and to meet its other obligations through the remainder of the liquidation period. Pursuant to the Plan, subject to the payment or the provision for payment of the Company's obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements through the completion of the Plan.

     A projected tax asset will be realized at the time that the 1999 Federal income tax return is filed by carrying back the projected taxable loss in 1999 to 1997. The amount of the income tax refund would be subject to audit adjustment by the IRS.

     In February 1998, Noel received a $3.5 million refund of estimated taxes paid during 1997. On March 27, 1998, Noel paid a liquidating distribution of $0.70 per outstanding share of Common Stock to shareholders of record at the close of business on the March 20, 1998 record date, for a total of $14.4 million.

     On April 1, 1998, Noel was repaid $10.5 million, the face amount of a note from Paragon Corporate Holdings, Inc. Noel had received this note as partial payment for the sale of its interest in Curtis in November 1997.

     On April 30, 1998, Noel paid a liquidating distribution of $0.45 per outstanding share of Common Stock to shareholders of record at the close of business on the April 22, 1998 record date, for a total of approximately $9.3 million.

     On June 6, 1998, Noel received $4.5 million as partial payment for the sale of its holding in Lincoln.

     On June 23, 1998, Noel received $11.6 million from the redemption of 9,391,929 shares of Carlyle preferred stock and $2.2 million of accrued dividends.

     On August 14, 1998, Noel paid a liquidating distribution of $0.92 per outstanding share of Common Stock to shareholders of record at the close of business on the July 31, 1998 record date, for a total distribution of approximately $18.9 million.

     Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings.
Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its holdings.

GOING-CONCERN BASIS STATEMENTS

RESULTS OF OPERATIONS:

OVERVIEW

     Noel's equity in HealthPlan Services', Novoeste's and Staffing Resources' income or loss for the period ended March 31, 1997 and the year ended December 31, 1996, is included in income or loss from equity investments. The consolidated selling, general, administrative and other expenses include salaries, employee benefits, rent and other routine overhead expenses of the Company, including legal, accounting and consulting fees. The following year to year comparisons are based on the Company's consolidated results. An analysis of each subsidiary is included in the comparison of segments section.

     Noel's share of the income of HealthPlan Services for the three months ended March 31, 1997 was $1.0 million, and its share of the losses of Novoeste and Career Blazers was $.9 million and $.4 million, respectively.

     Noel and each of its subsidiaries file a separate federal income tax return. As a result, the income tax provisions recorded by certain subsidiaries cannot be offset by the losses reported by other entities on the Company's consolidated financial statements.


THREE MONTHS ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996


     Sales decreased by $4.6 million to $38.5 million primarily due to decreased sales at Carlyle of $7.3 million, offset by increased sales at Curtis Industries, Inc. ("Curtis") of $2.7 million. Cost of sales decreased by $3.9 million to $20.7 million from $24.6 million in 1996, primarily due to decreased cost of sales at Carlyle of $5.5 million offset by increased cost of sales at Curtis of $1.5 million. Selling, general, administrative and other expenses increased by $.5 million to $17.2 million in 1997 from $16.7 million in 1996. Other income increased by $8.8 million primarily due to a gain recognized by Noel in 1997 on the sale of 1.3 million shares of HealthPlan Common Stock, offset by greater losses at Carlyle and Curtis of $5.3 million and $.6 million, respectively. Provision for income taxes increased $9.8 million due to increased tax provisions at Noel and Carlyle of $4.6 million and $5.2 million, respectively.

COMPARISON OF SEGMENTS:

THREE MONTHS ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996

INDUSTRIAL THREADS AND BUTTONS (CARLYLE)

     As a result of its sale on March 26, 1997 (see Footnote 11 to Notes to Financial Statements on F-17), only two months of operating results from Carlyle's thread division are included in the first quarter of 1997 as compared to three full months during 1996.

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


     Sales for the first quarter of 1997 increased $2.7 million or 16.1% to $19.5 million from $16.8 million in the first quarter of 1996. Sales from the Mechanics Choice division accounted for the increase.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Noel's investment in Ferropar is denominated in Brazilian Reals and is subject to foreign currency exchange risk. Since the merger transaction occurred in June 1998, the Reals per Dollar exchange rate has declined by approximately 35%. Consequently, as of March 22, 1999, the carrying value of $6.3 million represents an approximate discount of 38% to the Real value established in the merger transaction.


     Noel's investment in Carlyle preferred stock has a stated interest rate of 6% and is currently due. While the redemption value is fixed and not subject to changes in interest rates, the value that Noel would received in a sale transaction would be negatively impacted if interest rates were to rise in the future.


     Following the distribution of trust units to Noel shareholders representing Noel's interest in Career Blazers on April 12, 1999, Noel will no longer be subject to the market risks associated with the Career Blazers common stock which trades over the counter. As conditions in the future warrant, the trust is expected to distribute the shares to the unit owners or sell the shares in the market, in a private placement or in an underwritten public offering, or a combination of these options.


     See Footnote 2 of Notes to Financial Statements for a more detailed discussion of market risk as it relates to Noel's holdings.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Certain of the information required is set forth under the captions "Statement of Net Assets in Liquidation", "Statement of Changes in Net Assets in Liquidation," "Consolidated Balance Sheet," "Consolidated Statements of

Operations," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Stockholders' Equity" and "Notes to Consolidated Financial Statements" on pages F-1 through F-26 hereof. See also the Noel Group, Inc. Financial Statement Schedule included elsewhere herein.

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


     The executive officers of the Company are as follows:

                                                                 Officer
Name                     Position(s)                    Age      Since
----                     ----------                     ---      -----
Stanley R. Rawn, Jr.     Chief Executive Officer         71      March 1995
Todd K. West             Vice President - Finance,       38      August 1990
                         Chief Financial Officer and
                         Secretary

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


                            BIOGRAPHICAL INFORMATION


     Stanley R. Rawn, Jr. became Chief Executive Officer of Noel effective March 1995. Mr. Rawn served as a director of Noel and its predecessor company from 1969 until January 1987 and has served as a director of Noel since June 1990. From November 1985 until May 1992, Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company which merged into Santa Fe Energy Resources, Inc. in May 1992. Mr. Rawn is a Senior Managing Director and a director of Swiss Army'r' Brands, Inc. ("Swiss Army"), the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Officers' knives and professional cutlery, as well as the marketer of Swiss Army watches and other products. Mr. Rawn is also a director of Hudson River Capital LLC, an LBO partnership, a director of Victory Ventures LLC, a venture capital partnership, a director of Paradyme Corporation, a professional employee organization, a director of First International Oil Corporation and a director of Career Blazers. Mr. Rawn has served on the Board of The Jet Propulsion Laboratory since 1976 and has been a Trustee of the California Institute of Technology since 1974.


     Todd K. West has served as Vice President-Finance since August 1990, as Secretary since November 1991 and as Chief Financial Officer since January 1993. Mr. West also served as Treasurer and Chief Financial Officer from August 1990 until November 1991. Mr. West joined The Prospect Group, Inc., a company which prior to its adoption of a Plan of Complete Liquidation and Dissolution in 1990 and subsequent dissolution in 1997, conducted its major operations through subsidiaries acquired in leveraged buyout transactions, in September 1988 and served as Assistant Vice President-Finance, Assistant Treasurer and Assistant Secretary from February 1989 until November 1990, when he became Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of Prospect. Mr. West became a certified public accountant in 1987.

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

         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NOEL GROUP, INC.
                                (Registrant)

                                By /s/ Stanley R. Rawn, Jr.
                                ----------------------------
                                   Stanley R. Rawn, Jr.
                                   Chief Executive Officer

                               Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stanley R. Rawn, Jr.                                   March 29, 1999
----------------------------------
Stanley R. Rawn, Jr.
Chief Executive Officer;
Director (Principal Executive Officer)


/s/ Todd K. West                                           March 29, 1999
----------------------------------
Todd K. West
Vice President-Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and
Principal Accounting Officer)


/s/ Joseph S. DiMartino                                    March 29, 1999
----------------------------------
Joseph S. DiMartino
Director


/s/ Herbert M. Friedman                                    March 29, 1999
----------------------------------
Herbert M. Friedman
Director


/s/ James K. Murray, Jr.                                   March 29, 1999
----------------------------------
James K. Murray, Jr.
Director


/s/ Samuel F. Pryor, III                                   March 29, 1999
----------------------------------
Samuel F. Pryor, III
Director


/s/ James A. Stern                                         March 29, 1999
----------------------------------
James A. Stern
Director

                                NOEL GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES

                               ITEM 14(a)(1) - (2)

                                                                                                   Reference
                                                                                                   ---------
Report of Independent Public Accountants ..........................................................    F-2

NOEL GROUP, INC.:
        Statements of Net Assets in Liquidation
          December 31, 1998 and 1997 ..............................................................    F-3

        Statements of Changes in Net Assets in Liquidation
          For the Year Ended December 31, 1998 and for the Nine Months Ended December 31, 1997.....    F-4

NOEL GROUP, INC. AND SUBSIDIARIES:
        Consolidated Statements of Operations
          For the Three Months Ended March 31, 1997 and for the Year Ended
          December 31, 1996 .......................................................................    F-5

        Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1997 and for the Year Ended
          December 31, 1996 .......................................................................    F-6

        Consolidated Statements of Changes in Stockholders' Equity
          For the Three Months Ended March 31, 1997 and for the Year Ended
          December 31, 1996 .......................................................................    F-8

        Notes to Financial Statements .............................................................    F-9

HEALTHPLAN SERVICES CORPORATION AND SUBSIDIARIES:
        Report of Independent Certified Public Accountants ........................................   F-27

STAFFING RESOURCES, INC.:
        Report of Independent Accountants .........................................................   F-28

Schedule
   No.
--------
II      Valuation and Qualifying Accounts
          For the Year Ended December 31, 1996 ....................................................    S-1

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF NOEL GROUP, INC.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Noel Group, Inc., a Delaware Corporation, and subsidiaries, for the period from January 1, 1997 to March 31, 1997 and for the year ended December 31, 1996. We also have audited the statement of net assets in liquidation as of December 31, 1998 and 1997, and the related statement of changes in net assets in liquidation for the year ended December 31, 1998 and for the period from April 1, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthPlan Services Corporation ("HPS") and Staffing Resources, Inc. ("Staffing"), the investments which are reflected in the accompanying financial statements using the equity method of accounting in 1996. The equity in HPS's net loss is $.5 million for 1996. The equity in the net loss of Staffing is $1.2 million for 1996. The financial statements of HPS and Staffing were audited by other auditors whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included for HPS and Staffing in 1996 is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the shareholders of Noel Group, Inc. approved a plan of complete liquidation and dissolution on March 19, 1997, and the Company commenced carrying out the plan shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to March 31, 1997, from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 1998 and 1997, are presented at estimated realizable value and liabilities are presented at estimated settlement amounts.

In our opinion, based on our audits and the reports of other auditors, the statements of operations, changes in stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Noel Group, Inc. and subsidiaries for the period from January 1, 1997 to March 31, 1997, and for the year ended December 31, 1996, Noel Group, Inc.'s net assets in liquidation as of December 31, 1998 and 1997, and the changes in its net assets in liquidation for the year ended December 31, 1998 and the period from April 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

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

                                           Arthur Andersen LLP
New York, New York
March 23, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
                                NOEL GROUP, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                (Dollars in thousands, except per share amounts)

                                                              December 31,
                                                         1998             1997
                                                         ----             ----
ASSETS

Cash and cash equivalents                               $   250         $ 3,493
Short-term investments                                    3,151           9,697
                                                        -------         -------
Total cash and short-term investments                     3,401          13,190


Investments (Note 2)                                     27,826          58,183
Income taxes (Note 4)                                     5,500           5,134
Other assets (Note 2)                                       321          12,405
                                                        -------         -------
Total assets                                             37,048          88,912
                                                        -------         -------
LIABILITIES

Accounts payable                                           --               281
Accrued expenses (Note 5)                                 2,640           5,070
                                                        -------         -------
Total liabilities                                         2,640           5,351
                                                        -------         -------
Net assets in liquidation                               $34,408         $83,561
                                                        =======         =======
Number of common shares outstanding                  20,567,757      20,567,757
                                                    ===========     ===========
Net assets in liquidation per outstanding share           $1.67           $4.06
                                                          =====           =====



   The accompanying notes are an integral part of these financial statements.

                                NOEL GROUP, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                             (Dollars in thousands)

                                                                                  For the Nine
                                                     For the Year Ended           Months Ended
                                                     December 31, 1998          December 31, 1997
                                                     -----------------          -----------------
Net assets in liquidation at January 1                   $  83,561

Net assets in liquidation at April 1 (Note 6)                                     $ 158,353

Changes in estimated liquidation values of assets and
   liabilities (Note 3)                                     (6,579)                  (9,001)

Liquidating distributions (Note 8)                         (42,574)                 (65,791)
                                                         ---------                ---------
Net assets in liquidation at December 31                 $  34,408                $  83,561
                                                         =========                =========



   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Going-Concern Basis)
                (Dollars in thousands, except per share amounts)

                                                          For the Three Months       For the Year Ended
                                                          Ended March 31, 1997       December 31, 1996
                                                          --------------------       ------------------
REVENUE:
     Sales                                                       $ 38,473              $189,325

COSTS AND EXPENSES:
     Cost of sales                                                 20,711               106,426
     Selling, general, administrative and other expenses           17,220                69,246
       Loss on disposal of Carlyle's thread division                4,364                  --
       Depreciation and amortization                                  862                 4,459
                                                                  -------               -------
                                                                   43,157               180,131
                                                                  -------               -------
Operating income (loss)                                            (4,684)                9,194
                                                                  -------               -------

OTHER INCOME (EXPENSE):
       Gain on sale of HealthPlan Services Corporation
         (Note 11)                                                 15,098                  --
       Other income (Note 14)                                         237                   599
       Loss from equity investments                                  (354)               (4,707)
       Interest expense                                            (1,670)               (7,970)
       Minority interest                                              501                (1,363)
                                                                  -------               -------
                                                                   13,812               (13,441)
                                                                  -------               -------
Income (Loss) from continuing operations before income
   taxes                                                            9,128                (4,247)
Benefit (Provision) for income taxes (Note 15)                    (10,437)                1,142
                                                                  -------               -------
Loss from continuing operations                                    (1,309)               (3,105)
Income from disposal of discontinued operations                      --                     448
                                                                  -------               -------
            Net loss                                             $ (1,309)             $ (2,657)
                                                                  =======               =======

BASIC EARNINGS PER SHARE FROM:
      Continuing operations                                        $(0.06)               $(0.15)
      Discontinued operations                                        0.00                  0.02
                                                                   ------                ------
            Net loss                                               $(0.06)               $(0.13)
                                                                   ======                ======
Weighted average shares outstanding                            20,402,891            20,189,647
                                                               ==========            ==========



   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Going-Concern Basis)
                             (Dollars in thousands)

                                                                  For the Three Months        For the Year Ended
                                                                  Ended March 31, 1997         December 31, 1996
                                                                  --------------------        ------------------
Cash Flows from Operating Activities:
       Net Loss                                                           $(1,309)                 $(2,657)

Adjustments to reconcile net loss to net cash
provided from (used for) operating activities:
       Loss from equity investments                                           354                    4,707
       Depreciation and amortization                                        1,260                    6,873
       Net (gain) loss on securities                                      (15,098)                      85
       Provisions for doubtful accounts and valuation of
       inventories                                                            174                      (40)
       (Benefit) Provision for deferred income taxes                       (2,664)                   2,729
       Gain on property and equipment                                         --                      (131)
       Minority interest, net                                                (501)                   1,363
       Loss on disposal of Carlyle's thread division                        4,364                      --
       Income from disposal of discontinued operations                        --                      (448)
       Other, net                                                              86                      530

Changes in certain assets and liabilities, net of
acquisitions:
       Accounts receivable.                                                  (521)                  (2,885)
       Inventories                                                           (673)                  (1,101)
       Trade accounts payable                                                 406                       53
       Income taxes payable                                                 8,493                      --
       Accrued compensation and benefits                                     (430)                    (209)
       Other, net                                                           3,251                   (5,534)

          Discontinued operations                                          (3,141)                  (1,331)
                                                                           ------                   ------
                 Total adjustments                                         (4,640)                   4,661
                                                                           ------                   ------
Net cash provided from (used for) operating activities                     (5,949)                   2,004
                                                                           ------                   ------



                                                                     (continued)


   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Going-Concern Basis)
                             (Dollars in thousands)
                                   (continued)

                                                                  For the Three Months        For the Year Ended
                                                                  Ended March 31, 1997         December 31, 1996
                                                                  --------------------        ------------------
Cash Flows From Investing Activities:
       Payments for companies purchased, net of cash
               acquired                                                       --                      (6,716)
       (Purchases) Sales of short-term investments, net                     (2,752)                    9,399
       Sales (Purchases) of investments                                     78,324                    (8,084)
       Sales of discontinued operations                                       --                       8,190
       Purchases of property, plant and equipment                             (787)                   (4,313)
       Sales of property, plant and equipment                                 --                       2,175
       Other, net                                                             (148)                   (1,653)
                                                                            ------                    ------
Net cash provided from (used for) investing activities                      74,637                    (1,002)
                                                                           -------                  --------
Cash Flows From Financing Activities:
       Borrowings from revolving credit line and long-
               term debt                                                    41,121                   135,441
       Repayments of revolving credit line and long-term
       debt                                                                (76,698)                 (144,528)
       Issuance of common stock, net                                           910                       --
       Change in other long-term liabilities                                    90                    (1,287)
       Other, net                                                              (19)                      (95)
                                                                           -------                  --------

Net cash used for financing activities                                     (34,596)                  (10,469)
                                                                           -------                  --------
Effect of exchange rates on cash                                               (38)                      138
                                                                           -------                  --------
Net increase (decrease) in cash and cash equivalents                        34,054                    (9,329)
Cash and cash equivalents at beginning of period                             1,117                    10,446
                                                                           -------                  --------
Cash and cash equivalents at end of period                                 $35,171                    $1,117
                                                                           =======                  ========



   The accompanying notes are an integral part of these financial statements.

                        NOEL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1996
                              (Going-Concern Basis)
                                 (In thousands)


                                                              Accumulated
                         Common Stock  Capital in                Other         Treasury Stock
                                       Excess of  Accumulated Comprehensive                      Stockholders'    Comprehensive
                        Shares  Amount Par Value   Deficit    Income (Loss)     Shares   Amount   Equity          Income (Loss)
                        ------  ------ ---------   -------    -------------     -----    ------   ------         --------------
Balance, January 1,
  1996 ................  20,203  $2,020  $204,466  $(112,466)      $(613)         11     $(487)    $92,920

Net loss...............    --      --        --       (2,657)        --           --        --      (2,657)        $(2,657)

Cumulative translation
 adjustment............    --      --        --         --           132          --        --         132             132
                                                                                                                   --------
Comprehensive loss......                                                                                           $(2,525)
                                                                                                                   ========
Subsidiary stock
transactions (Note 11)..   --      --       7,004       --           --           --        --       7,004

Purchase of treasury
 stock..................   --      --        --         --           --           24      (204)       (204)

Issuance of common
 stock..................     19       2       163       --           --           --        --         165
                         ------  ------  --------  ----------      -----          --      -----    -------
Balance, December 31,
 1996................... 20,222   2,022   211,633   (115,123)       (481)         35      (691)     97,360

Net Loss ..............    --      --        --       (1,309)        --           --        --      (1,309)        $(1,309)

Unrealized holding
 gains ................    --      --        --         --           908          --        --         908             908

Cumulative translation
 adjustment ...........    --      --        --         --           (38)         --        --         (38)            (38)
                                                                                                                   --------
Comprehensive loss...                                                                                              $  (439)
                                                                                                                   ========
Subsidiary stock
 transactions
 (Note 11).............    --      --          48       --           --           --        --          48

Issuance of common
 stock ................     233      24     1,610       --           --           --        --       1,634
                         ------  ------  --------  ----------      -----          --      -----    -------
Balance, March 31,
 1997..................  20,455  $2,046  $213,291  $(116,432)      $ 389          35     $(691)    $98,603
                         ======  ======  ========  ==========      =====          ==      =====    =======



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

LIQUIDATION BASIS STATEMENTS

1.   PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

     On March 19, 1997, the shareholders of Noel Group, Inc. ("Noel") approved a Plan of Complete Liquidation and Dissolution (the "Plan"), which had been adopted by Noel's Board of Directors on May 21, 1996. Under the Plan, Noel is being liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the shareholders.

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

2.   INVESTMENTS AND OTHER ASSETS

     Investments:

     Investments are recorded at their estimated net realizable values in liquidation. This valuation may not be reflective of actual amounts obtained when and if these investments are distributed or of prices that might be obtained in actual future transactions. Because of the inherent uncertainty of the valuation of securities both where a public market exists and where it does not exist, the estimated net realizable values in liquidation shown may materially differ from the actual amounts which may be received in the future.

     For investments where a public market exists, and the entity is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, the estimated net realizable values in liquidation are calculated by multiplying the market price by the number of common shares owned without adjustment for whether the shares owned are registered for sale, any other restriction on transfer, control premiums, or whether the market has sufficient liquidity to support the sale of the volume of securities owned at the quoted prices. This valuation methodology applied only to Lincoln Snacks Company ("Lincoln") at December 31, 1997.

     The components of investments are as follows (dollars in thousands):

                                                                December 31,
                                                             1998         1997
                                                             ----         ----
Career Blazers Inc. ("Career Blazers")                     $10,535(a)   $22,287

Carlyle Industries, Inc. ("Carlyle")                        10,788(b)    21,000

Ferronorte Participacoes, S.A. ("Ferropar")                  6,302(c)     8,000

Lincoln                                                         --        5,890(d)

Other holdings                                                 201        1,006
                                                           -------      -------
Total investments at estimated liquidation basis amounts   $27,826      $58,183
                                                           =======      =======

(a) Noel owns 2,026,104 shares (11.6%) of Career Blazers common stock which are recorded at $5.20 per share, the weighted average trading price of the 442,100 shares of Career Blazers common stock which traded in December 1998. For the reasons discussed below, Noel management has determined that this weighted average price is the best indicator of value as of December 31, 1998. Approximately one year has passed since the merger of Staffing Resources, Inc. and Career Blazers Personnel Services, Inc. occurred which provided the basis for the $11.00 per share valuation at December 31, 1997 and the trading volume of 442,100 shares in December 1998 represented a significant increase from prior months' volumes. During 1998, Career Blazers financial statements have been publicly available and the Career Blazers common stock traded in a range of $2.00 to $7.00 and the weighted average trading price for the second half of 1998 was approximately $5.30. The trading range through March of 1999 was between $4.125 and $6.375.

     The valuation at December 31, 1998, which is based on the trading market for Career Blazers, may not be reflective of actual amounts obtained when this investment is distributed, or of prices that might be obtained in an actual future transaction. The trading market for Career Blazers is limited, Career Blazers is not subject to periodic reporting requirements under the Securities Exchange Act of 1934, as amended, and Noel's shares of Career Blazers are not registered to trade in this market.

     Career Blazers recorded service revenue of approximately $427,332,000 and $380,589,000 in 1998 and 1997, respectively.

     On March 17, 1999, Noel announced the distribution of trust units representing ownership of its entire holding of Career Blazers common stock on April 12, 1999 to Noel shareholders of record on March 29, 1999.

     Career Blazers, headquartered in New York and Dallas, is a leading provider of integrated staffing and training services, operating through 170 branch office in 18 states. The present company was created in December 1997 by the merger of Career Blazers Personnel Services, Inc. and Staffing Resources, Inc.

(b) Noel's investment in Carlyle comprises 9,920,908 shares of Carlyle series B preferred stock with a redemption value of $9,920,908 and accrued dividends of approximately $2,723,000 at December 31, 1998. The shares of Carlyle preferred series B stock are recorded based on management's assessment of a variety of market factors including, an evaluation of the projected operating results of Carlyle. As of December 31, 1998, Carlyle is in default on its obligation to Noel to redeem approximately $6,059,000 of the liquidation preference of its preferred stock as well as accumulated unpaid dividends of approximately $2,723,000 to the extent of its legally available funds.

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

     On June 23, 1998, Carlyle redeemed 9,391,929 shares of its preferred stock which Noel held along with accrued dividends of $2,211,521 for a total payment of $11,603,450. The redeemed shares were valued at approximately $10,212,000 on the December 31, 1997, Statement of Net Assets in Liquidation. Carlyle financed this redemption with newly obtained bank financing.

     Carlyle recorded net sales of approximately $23,801,000 and $19,641,000 and net income of $2,021,000 and net loss of $7,835,000 in 1998 and 1997, respectively.

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

     Carlyle is a packager and distributor of buttons, gifts and craft products.

(c) Noel owns 10,624,886 shares of Ferropar which are recorded at a 60% discount to the third party valuation, which was determined at the time of the reorganization of Novoeste S.A. and Ferronorte, S.A. Ferrovia Norte Brasil to form Ferropar in June 1998. The discount percentage reflects illiquidity and the risks of operating in Brazil, including foreign currency risk. Since the merger transaction occurred, the Reals per Dollar exchange rate has declined by approximately 35%. Consequently, as of March 22, 1999, the carrying value of $6.3 million represents an approximate discount of 38% to the Real value established in the merger transaction. While the level of uncertainty related to the Brazilian economy has increased, there have been no events at Ferropar, which Noel is aware of, which indicate the need for an additional discount, however, Noel cannot predict how future developments to Brazil's economy or to the exchange rate would impact the value of this investment. At December 31, 1997, this investment was recorded at cost.

     Ferropar holds two concessions to operate privatized railroads in Brazil. Realization of this investment is dependent upon a sale by Noel of its interest in Ferropar. In February 1999, Noel engaged a Brazilian investment bank to sell its shares. A sale is projected for the second quarter of 1999. The actual amount realized for this investment could be lower or higher than the amount recorded.

(d) In June 1998, Noel sold 3,769,755 shares of Lincoln common stock to Brynwood Partners III, LP for total proceeds of $7,540,000. The value recorded at December 31, 1997 is based on the closing market price of Lincoln common stock on that date.

     Other Assets:

     The components of other assets are as follows (dollars in thousands):

                                                                December 31,
                                                             1998         1997
                                                             ----         ----
Note receivable for Curtis Industries, Inc. sale             $ --        $10,454

TDX distribution receivable (Note 8)                           --            892

Other                                                         321          1,059
                                                             ----        -------
                                                             $321        $12,405
                                                             ====        =======

     On November 6, 1997, an agreement was signed merging Curtis Industries,
Inc. ("Curtis") with a subsidiary of Paragon Corporate Holdings, Inc. Under the agreement, Noel received $14,712,000 for its entire holding of Curtis, comprising $4,258,000 in cash and a note for $10,454,000, which was included in other assets at December 31, 1997.

3.   CHANGES IN ESTIMATED LIQUIDATION VALUES OF ASSETS AND LIABILITIES

     The changes in the estimated liquidation values of assets and liabilities are as follows (dollars in thousands):


                                                                For the Year   For the Nine Months
                                                                    Ended             Ended
                                                                 December 31,     December 31,
                                                                 ------------     ------------
                                                                     1998             1997
                                                                     ----             ----
Increase (decrease) in realized investment values, net             $  3,310         $ (4,963)

(Decrease) increase in unrealized investment values, net            (13,671)           3,284

To adjust estimated accrued expenses                                   (631)          (2,185)

To adjust estimated income taxes                                      4,413              679

To adjust other assets                                                   --             (364)
                                                                   --------          -------
Total adjustments                                                    (6,579)          (3,549)

To reflect impact of settlement of options and warrants (Note 7)         --           (5,452)
                                                                   --------          -------
                                                                   $ (6,579)         $(9,001)
                                                                   ========          =======


4.   INCOME TAXES

     The income tax asset at December 31, 1998 and 1997, reflects the liquidation basis of accounting. Estimated income taxes are calculated at a 35% rate on the taxable income and losses which would be generated if the assets were realized and liabilities settled at the amounts shown on the financial statements. This estimate is subject to significant variation if, among other things, the actual values of assets distributed, sold or otherwise disposed of varies from current estimates. The income tax asset is projected to be realized through the filing of the 1998 and 1999 tax returns and assumes that Noel's liquidation will be completed by December 31, 1999. The bulk of the projected tax asset will be realized by carrying back the projected taxable loss in 1999 to 1997. Events subsequent to December 31, 1998, may limit Noel's ability to carry back the projected 1999 loss due to the change in ownership provisions of Section 382 of the Internal Revenue Code. The amount of the income tax refund would be subject to audit adjustment by the IRS.

     The components of the income tax asset are as follows (dollars in thousands):

                                                               December 31,
                                                            1998        1997
                                                            ----        ----
Net unrealized capital loss (gain)                          $5,002    $   (222)

Net realized capital gain                                     (139)    (16,130)

Realizable net operating loss carryforwards                    145       3,280

Loss from the settlement of recorded liabilities               490       8,442
                                                            ------    --------
Net income tax asset (liability)                             5,498      (4,630)

Estimated taxes paid and refund carryforwards                    2       9,764
                                                            ------    --------
Net income tax asset                                        $5,500    $  5,134
                                                            ======    ========

     Noel had additional net operating loss carryforwards of approximately $8,133,000 at December 31, 1998, which expire from 2004 through 2012. Noel has undergone "ownership changes" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, future utilization of these Federal tax loss carryforwards is significantly limited. If Noel's assets and liabilities are realized at the values recorded at December 31, 1998, these carryforwards will not be realizable because Noel will not generate future taxable income.

     In 1998, Noel received refunds of estimated Federal income tax payments totaling $4,046,000.

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

     The components of accrued expenses are as follows (dollars in thousands):

                                                              December 31,
                                                           1998         1997
                                                         -------      -------
Salaries and benefits                                     $1,063      $2,414

Rent and other expenses                                      544       1,147

Professional fees                                            391         823

Other, net                                                   642         686
                                                          ------      ------
                                                          $2,640      $5,070
                                                          ======      ======

     The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and contingencies.

     For the year ended December 31, 1998, Noel's cash operating expenses exceeded the return on its cash and cash equivalents and short-term investments by $3,420,000. Cash operating expenses exclude payments made to settle preexisting contractual obligations which have been accrued.

     Noel's cash operating expenses for the year ended December 31, 1998 and for the nine month period ended December 31, 1997, were as follows (dollars in thousands):

                                             Year Ended        Nine Months Ended
                                         December 31, 1998     December 31, 1997
                                         -----------------     -----------------
Salaries and benefits                            $1,952              $3,924

Rent and other office expenses                      968               1,679

Insurance                                           305                 499

Professional fees                                   667                 695
                                                 ------              ------
                                                 $3,892              $6,797
                                                 ======              ======

6. ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION BASIS OF ACCOUNTING

     The adjustments from stockholders' equity on the going-concern basis to net assets in liquidation on the liquidation basis of accounting at March 31, 1997, were as follows (dollars in thousands):

Stockholders' equity at March 31, 1997, (Going-Concern Basis)          $ 98,603
                                                                       --------

To increase investments to estimated net realizable values               71,307

To increase liabilities to anticipated settlement amounts                (8,939)

To adjust other assets                                                   (2,618)
                                                                       --------
Total adjustments                                                        59,750
                                                                       --------
Net assets in liquidation at March 31, 1997, (Liquidation Basis)       $158,353
                                                                       ========

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

     On March 27, 1998, Noel distributed $0.70 per outstanding Noel share for a total value of $14,397,000 to shareholders of record at the close of business on March 20, 1998.

     On April 30, 1998, Noel distributed $0.45 per outstanding Noel share for a total amount of $9,255,000 to shareholders of record at the close of business on April 22, 1998.

     On August 14, 1998, Noel distributed $0.92 per outstanding Noel share for a total amount of $18,922,000 to shareholders of record at the close of business on July 31, 1998.

     On March 17, 1999, Noel announced the distribution of trust units representing ownership of its entire holding of 2,026,104 shares of Career Blazers common stock on April 12, 1999 to Noel shareholders of record on March 29, 1999.

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

Property, Plant and Equipment:

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

Foreign Currency Translation:

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

Comprehensive Income (Loss):

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income, foreign currency translation adjustments and unrealized holding gains, in the Consolidated Statements of Shareholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

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

     Summarized financial information for Novoeste is as follows (dollars in thousands):


                                    Three Months Ended       Six Months Ended
                                      March 31, 1997        December 31, 1996
                                    ------------------      -----------------
Revenue from services                    $ 6,858                 $ 17,498

Operating costs and expenses              $7,877                 $ 19,959

Net loss                                 $(2,705)                $ (7,350)

Staffing Resources, Inc.

     On July 31, 1995, Noel received 1,026,104 shares of common stock of Staffing Resources, Inc. ("Staffing Resources") a company which merged into Career Blazers in December 1997, as payment for its $8,190,000 face value subordinated note from Brae Group, Inc. ("Brae Note"), plus accrued interest of $3,097,000. Noel recognized a gain of $6,598,000 on the payment of the Brae Note.

     On November 15, 1995, Noel purchased an additional 1,000,000 shares of Career Blazers common stock for $11,000,000 in a private placement offering.

     During 1996, Noel began accounting for Staffing Resources under the equity method of accounting and recorded an equity loss of $1,174,000 representing its share of Staffing Resources' losses from July 31, 1995, the date of Noel's acquisition of the Staffing Resources shares, through December 31, 1996. Staffing Resources issued additional common shares in 1996 and 1995, diluting Noel's common ownership percentage to approximately 16%. These share issuances were recorded as subsidiary stock transactions by Noel with an increase of $1,199,000, net of taxes of $618,000, recorded directly to capital in excess of par value in 1996.

     Summarized financial information for Career Blazers is as follows (dollars in thousands):

                                                Three Months Ended                Year Ended
                                                  March 31, 1997               December 31, 1996
                                                -------------------            -----------------
Revenue from services                                 $73,711                        $300,898

Operating costs and expenses                          $74,370                        $297,978

Net loss                                              $(1,527)                        $(2,405)

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

     On February 7, 1997, pursuant to an agreement dated December 18, 1996 by and among Noel, Automated Data Processing, Inc. ("ADP") and HPS, Noel sold to ADP 1,320,000 shares of its common stock of HPS for an aggregate purchase price of $26,400,000 in cash. Following the transaction, Noel's ownership percentage of HPS decreased to approximately 26%.

       Summarized financial information for HPS is as follows (dollars in thousands):

                                     Three Months Ended            Year Ended
                                       March 31, 1997           December 31, 1996
                                       ---------------          -----------------
Revenue from services                      $73,593                   $191,493

Operating costs and expenses               $67,355                   $199,314

Net income (loss)                           $2,799                    $(6,716)

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

12. LEASES

     The Company's rent expense for the period ended March 31, 1997 and for the year ended December 31, 1996 was $486,000, and $2,438,000, respectively.

13. STOCK BASED COMPENSATION

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

     Share and price information for the 1988 Plan, the 1995 Plan and the Directors' Plan is as follows:

                                                                                    Weighted Average
                                                  Number of      Option Price           Exercise
                                                   Shares          per Share             Price
                                                   ------          ---------             -----
Outstanding, January 1, 1996                      1,977,793      5.25 - 45.00            8.289

Exercised                                           (24,352)            8.355            8.355

Outstanding, December 31, 1996                    1,953,441      5.25 - 45.00            8.289

Exercised                                          (233,334)            8.355            8.355

Outstanding, March 31, 1997                       1,720,107      5.25 - 45.00            8.279

Available for grant, March 31, 1997               1,072,207

     See Note 7 for a description of the settlement of the outstanding options and warrants.

     Noel applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation expense for the three months ended March 31, 1997, and for the year ended December 31, 1996 option and warrant grants of Noel been determined consistent with FASB Statement No. 123 "Accounting for Stock Based Compensation"("SFAS 123"), net loss and basic net loss per share for the three months ended March 31, 1997, and for the year ended December 31, 1996 would approximate the pro forma amounts below (dollars in thousands, except per share amounts):

                                                       1997                               1996
                                                       ----                               ----
                                            As Reported    Pro Forma        As Reported       Pro Forma
                                            -----------    ---------        -----------       ---------
 Net loss                                     $(1,309)      $(1,405)         $(2,657)          $(3,040)
                                              =======       =======         ========           =======

 Basic net loss per share                      $(0.06)       $(0.07)          $(0.13)           $(0.15)
                                               ======        ======           ======            ======

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

14.  OTHER INCOME (EXPENSE)

     Other income consists of the following (dollars in thousands):

                                                                Three Months Ended              Year Ended
                                                                 March 31, 1997             December 31, 1996
                                                                 ---------------            -----------------
Interest income                                                      $ 308                         $ 856

Gain (Loss) on sale of non-marketable securities                        (7)                          (85)

Other                                                                  (64)                         (172)
                                                                     -----                         -----
                                                                     $ 237                         $ 599
                                                                     =====                         =====

     Income (Loss) from equity investments consists of the following (dollars in thousands):

                                              Three Months Ended               Year Ended
                                                March 31, 1997              December 31, 1996
                                                --------------              -----------------
HPS                                                  $ 964                       $ (500)

Novoeste                                              (927)                      (3,066)

Career Blazers                                        (356)                      (1,174)

Other                                                  (35)                          33
                                                     -----                      -------
                                                     $(354)                     $(4,707)
                                                     =====                      =======


15. INCOME TAXES

     The components of the benefit (provision) for income taxes are as follows (dollars in thousands):

                                                            Three Months Ended                 Year Ended
                                                              March 31, 1997               December 31, 1996
                                                              ---------------              -----------------
Current tax benefit (expense):

 Federal                                                       $ (8,780)                       $ 4,063

 State                                                             (717)                          (195)

 Foreign                                                             (6)                           (63)
                                                               --------                        -------
                                                               $ (9,503)                       $ 3,805
                                                               ========                        =======

Deferred tax benefit (expense):

Federal                                                          $ (516)                       $(2,484)

State                                                              (418)                          (179)
                                                                -------                        -------
                                                                 $ (934)                       $(2,663)
                                                                =======                        =======

     A reconciliation of the Company's income tax benefit (provision) and the amount computed by applying the statutory tax rate of 34% to loss before income taxes is as follows (dollars in thousands):


                                                            Three Months Ended                 Year Ended
                                                              March 31, 1997                December 31, 1996
                                                              --------------                -----------------
Tax benefit (provision) at statutory rates                            $ (3,104)                       $ 1,444

State and local, net of Federal benefit                                   (742)                          (231)

Minority interest                                                          170                           (463)

Losses generating no current benefit                                      (324)                           --

Amortization and write-off of excess
   purchase costs                                                       (6,349)                          (485)

Benefit from book loss carryforward                                         --                            879

Other                                                                      (88)                            (2)
                                                                      --------                        -------
Benefit (Provision) for income taxes                                  $(10,437)                       $ 1,142
                                                                      ========                        =======


16. RETIREMENT PLANS

     The Company sponsors a number of defined contribution retirement plans. Participation in these plans is available to substantially all employees. The Company's contributions to these plans are based on a percentage of employee contributions. The expense of these plans for the year ended December 31, 1996 totaled $763,000.

     Carlyle and Curtis sponsor defined benefit pension plans. Carlyle's plan covers substantially all of its employees and requires no contributions from employees. Benefits are based on years of service and compensation levels within these years. Carlyle's plan was frozen as of December 31, 1994, after which no new employees were eligible to join the plan. Additionally, employees covered under Carlyle's plan will not receive any additional accruals for service rendered after December 31, 1994. Curtis' plan covers former manufacturing employees who were members of UAW Local 70, based on years of service. Both plans fund pension costs as required by ERISA. The projected unit cost method is used to determine both pension costs and funding requirements for the plans. The net periodic pension costs included in the statement of operations for the year ended December 31, 1996 was a benefit of $109,000.

17. POSTRETIREMENT BENEFITS

     Carlyle provides certain health and life insurance benefits for eligible retirees and their dependents. Curtis provides health care benefits for retired members of UAW Local 70. Both plans are not funded and pay the costs of benefits as incurred. The net periodic postretirement benefit costs included in the statements of operations for the years ended December 31, 1996 is not material.

18. SUPPLEMENTAL CASH FLOWS INFORMATION

     Non-cash investing and financing activities are as follows (dollars in thousands):

                                                                              Three Months Ended       Year Ended
                                                                                March 31, 1997      December 31, 1996
                                                                              ------------------    -----------------
Increase in investment in HPS related to share issuances                             $   74             $  8,776
                                                                                     ======             ========

Increase in investment in Career Blazers related to share issuances                  $  --              $  1,817
                                                                                     ======             ========

Interest paid                                                                        $2,003             $  7,883
                                                                                     ======             ========

Income taxes paid                                                                    $   41             $    784
                                                                                     ======             ========

19. INDUSTRY SEGMENT INFORMATION

     The Company is classified into three business segments. Summarized financial information by business segment for the periods of Noel's consolidated control is as follows (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                Operating       Identifiable      Depreciation and        Capital
1997                            Sales        income (loss)         assets           amortization       expenditures
-------------------------------------------------------------------------------------------------------------------
Fasteners & Security
Products Distribution         $19,513           $  (73)                N/A              $  565               $589

Snack Foods                     4,310               43                 N/A                 188                 55

Industrial Threads &
Buttons                        14,650           (2,763)                N/A                 489                143

Noel - Investments                 --               --                 N/A                  --                 --

Noel - Corporate                   --           (1,891)                N/A                  18                 --
                              -------          --------                                 ------               ----
                              $38,473          $(4,684)                                 $1,260               $787
                              =======          ========                                 ======               ====


-------------------------------------------------------------------------------------------------------------------
                                               Operating        Identifiable      Depreciation and        Capital
1996                            Sales        income (loss)         assets           amortization       expenditures
-------------------------------------------------------------------------------------------------------------------
Fasteners & Security
Products Distribution        $ 77,072           $ 4,331            $49,806              $2,537             $3,120

Snack Foods                    23,648             1,471             13,158                 796                164

Industrial Threads &
Buttons                        88,605            11,131             85,160               3,462              1,003

Noel - Investments                 --                --             68,026                  --                 --

Noel - Corporate                   --            (7,739)            14,371                  78                 26
                             --------            ------           --------              ------             ------
                             $189,325            $9,194           $230,521              $6,873(1)          $4,313
                             ========            ======           ========              ======             ======

      (1)Amounts include $398,000 and $2,414,000 which were included in cost of sales for the period ended March 31, 1997 and the year ended December 31, 1996.

     The snack foods segment had one customer that accounted for approximately 68% and 49% of sales in 1997 and 1996, respectively. The Company's revenue and assets attributable to operations outside of the United States are not significant.

20. QUARTERLY FINANCIAL DATA
     (Unaudited, dollars in thousands, except per share amounts)


---------------------------------------------------------------------------------------------------------------
Quarters Ended                                March 31,           June 30,      September 30,      December 31,

1996
---------------------------------------------------------------------------------------------------------------
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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
HealthPlan Services Corporation

In our opinion, the consolidated statement of operations and cash flows of HealthPlan Services Corporation and its subsidiaries (the "Company") (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

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


/s/ PricewaterhouseCoopers LLP


Dallas, Texas
[MARCH 31, 1997, EXCEPT FOR NOTE 20
AS TO WHICH THE DATE IS JULY 3, 1997]

                                                                    SCHEDULE II

                       Noel Group, Inc. and Subsidiaries
                       Valuation and Qualifying Accounts
                      For the Year Ended December 31, 1996
                             (Dollars in thousands)

Column A                                Column B                       Column C                           Column D        Column E
                                                                      Additions
                                                     -------------------------------------------------
                                                        (1)              (2)                 (3)
                                                                                           Acquisition
                                         Balance      Charged to                       Cost Allocated      Payments
                                        Beginning      Costs and   Charged to Other       to Assets          and         Balance at
             Description                of Period      Expenses        Accounts           Purchased        Charges    End of Period
             -----------                ---------      --------        --------           ---------        ---------  ------------
Year Ended December 31, 1996
Allowance for doubtful accounts          $ 2,013        $   724          $    -            $     -         $   907(a)    $ 1,830
Allowance for returns and discounts      $   854        $ 1,181          $    -            $     -         $   147(a)    $ 1,888
Inventory reserve                                                                                          $   641(a)
                                         $ 3,113        $   274          $  135            $ 1,800         $   974(b)    $ 3,707

     ----------------
     (a) Write-offs
     (b) Dispositions

                                INDEX OF EXHIBITS

Item No.                                   Item Title                                                    Exhibit No.
(2)                                        Plan of acquisition, reorganization,
                                           liquidation or succession:
                                           (A)    Stock Purchase Agreement dated as of
                                                  December 18, 1996 by and among Noel
                                                  Group, Inc., Automatic Data Processing,
                                                  Inc. and HealthPlan  Services
                                                  Corporation.                                               (a)
                                           (B)    Plan of Complete Liquidation and
                                                  Dissolution of Noel Group, Inc.                            (b)
(3)                                        Articles of Incorporation and By-Laws.
                                           (A)    Certificate of Incorporation, as
                                                  amended.                                                   (c)
                                           (B)    Composite copy of the Certificate of
                                                  Incorporation, as amended.                                 (d)
                                           (C)    By-Laws, as amended and restated.                          (e)
(4)                                        Instruments defining the rights of security
                                           holders, including indentures:
                                           (A)    Excerpts from Certificate of
                                                  Incorporation, as amended.                                 (c)
                                           (B)    Excerpts from By-Laws, as amended and
                                                  restated.                                                  (e)
(9)                                        Voting Trust Agreements:  None
(10)                                       Material Contracts:
                                           (A) Stock Purchase Agreement dated June 8,
                                           1998 by and among Brynwood Partners III L.P.
                                           and Noel Group, Inc.                                              (k)
                                           (B) Letter Agreement dated March 1,  1996, as
                                           amended, by and between  Noel Group, Inc. and
                                           Karen Brenner  with respect to Ms. Brenner's
                                           employment by Noel                                                (f)
                                           (C) Letter Agreements dated March 9, 1995 by
                                           and between Noel Group, Inc. and William L.
                                           Bennett.                                                          (e)
                                           (D) Sublease Agreement dated January 1, 1995
                                           by and between The Prospect Group, Inc. and
                                           Noel Group, Inc.                                                  (f)
                                           (E) Life Insurance Agreement dated July 27,
                                           1995 between Noel Group, Inc. and Howard M.
                                           Stein as Trustee u/a dated June 10, 1993
                                           between Joseph  S. DiMartino, Grantor and
                                           Howard M. Stein, Trustee.                                         (f)
                                           (F) Assignment of Life Insurance Policy as
                                           Collateral dated as of July 27, 1995 by Howard
                                           M. Stein as Trustee u/a dated June 10, 1993
                                           between Joseph S. DiMartino, Grantor and
                                           Howard M. Stein, Trustee, to Noel Group, Inc.                     (f)
                                           (G) Life Insurance Agreement dated as of May
                                           17, 1995 between Noel Group, Inc. and Karen
                                           Brenner.                                                          (g)
                                           (H) Assignment of Life Insurance Policy as


                                           Collateral dated as of May 17, 1995 by Karen
                                           Brenner to Noel Group, Inc.                                       (g)
                                           (I) Tax Allocation Agreement dated as of
                                           January 20, 1995 by and between Noel Group,
                                           Inc. and Carlyle Industries, Inc.                                 (f)
                                           (J) Tender and Option Agreement dated November
                                           13, 1995 by and among Blount, Inc., S.O.C.
                                           Corporation, Noel Group, Inc. and The
                                           Forschner Group, Inc.                                             (h)
                                           (K) Asset Purchase Agreement dated as of
                                           December 12, 1996 among Carlyle Industries,
                                           Inc., certain of its subsidiaries, Hicking
                                           Pentecost PLC and its subsidiary HP
                                           Belt-Acquisition Corporation.                                     (i)
                                           (L)Agreement and Plan of Merger dated November
                                           6, 1997 among Paragon Corporate Holdings,
                                           Inc., Curtis Acquisition Corp. and Curtis
                                           Industries, Inc.                                                  (j)
(11)                                       Statement re computation of per share earnings
                                           is not required because the relevant
                                           computations can be clearly determined from
                                           the material contained in the financial
                                           statements included herein.
(12)                                       Statements re Computation of Ratios: Not
                                           Applicable.
(13)                                       Annual Report to security holders: Not
                                           Applicable.
(16)                                       Letter re Change in Certifying Accountant: Not
                                           Applicable.
(18)                                        Letter re Change in Accounting Principles:
                                           Not Applicable.
(21)                                       Subsidiaries of the registrant.                                  (21)
(22)                                       Published Report re Matters Submitted to Vote
                                           of Security Holders: Not Applicable.
(23)                                       Consents: None
(24)                                       Power of Attorney: Not Applicable.
(27)                                       Financial Data Schedule                                          (27)
(99)                                       Additional Exhibits: None

-------------------------
(a) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated February 7, 1997 and is incorporated herein by reference.
(b) This exhibit was filed as an exhibit to the Company's Proxy Statement for the Special Meeting of Shareholders held on March 19, 1997 and is incorporated herein by reference.
(c) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1, Registration No. 33-44178, effective January 29, 1992, and are incorporated herein by reference.
(d) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and are incorporated herein by reference.
(e) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and are incorporated herein by reference.
(f) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K dated December 31, 1995, and are incorporated herein by reference.
(g) These exhibits were filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 are incorporated herein by reference.
(h) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated December 29, 1995, and is incorporated herein by reference.
(i) This exhibit was filed as an exhibit to the Proxy Statement for the Special Meeting of Stockholders of Carlyle

         Industries, Inc. (f/k/a Belding Heminway Company, Inc.) held on
         March 26, 1997, and is incorporated herein by reference.
(j) This exhibit was filed as an exhibit to Company's Current Report on Form 8-K dated December 1, 1997 and is incorporated herein by reference.
(k) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated June 8, 1998 and is incorporated herein by reference.

                            STATEMENT OF DIFFERENCES

 The registered trademark symbol shall be expressed as..................'r'