Form 10-K405/A
period 1998-12-31
NOEL GROUP INC
filed 1999-04-30
CIK 829269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998 Commission File Number 0-19737

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934.

For the transition period from ___________ to __________.

                                NOEL GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        13-2649262
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock, $.10 par value per share
                                             (Title of Class)
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

Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 1999.

                           Class               Outstanding on March 22, 1999
                           -----               -----------------------------
Common Stock, par value $.10 per share                  20,567,757

      DOCUMENTS INCORPORATED BY REFERENCE:
                                              Part of the Form 10-K in to which
       Document                                  the Document is Incorporated
-------------------------                     ----------------------------------
None                                           N/A


     Noel Group, Inc. (the "Registrant", the "Company" or "Noel"), a Delaware corporation, is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Original Report") in order to provide the information required by
Part III of the Form 10-K (Items 10, 11, 12 and 13), which information was omitted from the Original Report as provided in General Instruction G(3) of the instructions to Form 10-K. This Amendment to the Original Report speaks as of the original date of filing of the Original Report.

                              PART I
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth below, furnished to the Company by the respective individuals, shows as to each executive officer and director of the Company (i) his name and age; (ii) his principal position with the Company; (iii) his principal occupation or employment, if different; and (iv) the month and year in which his service began as an officer or director of the Company.

                                           Present Position           Principal Occupation or
            Name and Age                      With Noel               Employment, If different          Officer/Director Since
            ------------                      ---------               ------------------------          ----------------------
      Stanley R. Rawn, Jr. (71)            Chief Executive                       -                            June 1990
                                         Officer; Director(1)

          Todd K. West (38)            Vice President-Finance,                   -                           August 1990
                                       Chief Financial Officer
                                            and Secretary

      Joseph S. DiMartino (55)               Director(1)          Chairman of the Dreyfus Group of           October 1990
                                                                            Mutual Funds

      Herbert M. Friedman (67)              Director(1)(2)                    Attorney                        April 1988

      James K. Murray, Jr. (63)              Director(3)          Chairman of the Board and Chief           February 1995
                                                                   Executive Officer, HealthPlan
                                                                        Services Corporation

      Samuel F. Pryor, III (70)           Director(1)(2)(3)         Senior Counsel, Davis Polk &             October 1990
                                                                              Wardwell

         James A. Stern (48)                 Director(3)         Chairman, The Cypress Group L.L.C.          October 1991

--------------------------------------
(1)  Member of the Executive Committee.

(2)  Member of the Audit Committee.

(3)  Member of the Stock Option and Compensation Committee.

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

                            BIOGRAPHICAL INFORMATION

     STANLEY R. RAWN, JR. became Chief Executive Officer of Noel effective March 1995. Mr. Rawn served as a director of Noel and its predecessor company from 1969 until January 1987 and has served as a director of Noel since June 1990. From November 1985 until May 1992, Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company which merged into Santa Fe Energy Resources, Inc. in May 1992. Mr. Rawn is a Senior Managing Director and a director of Swiss Army'r' Brands, Inc. ("Swiss Army"), the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Officers' knives and professional cutlery, as well as the marketer of Swiss Army watches and other products. Mr. Rawn is also a director of Hudson River Capital LLC, an LBO partnership ("Hudson River"), a director of Victory Ventures LLC, a venture capital partnership ("Victory Ventures"), a director of Paradyme Corporation, a professional employee organization, a director of First International Oil Corporation and a director of Career Blazers, Inc., a provider of diversified temporary staffing services to a broad range of businesses in various industries ("Career Blazers"). Mr. Rawn has served on the Board of The Jet Propulsion Laboratory since 1976 and has been a Trustee of the California Institute of Technology since 1974.

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

     JOSEPH S. DIMARTINO has served as a director of Noel since October 1990. Mr. DiMartino served as Chairman of the Board of Noel from March 1995 until November 30, 1997. Mr. DiMartino serves as Chairman of the Dreyfus Group of mutual funds and served as President and Chief Operating Officer of The Dreyfus Corporation, an investment adviser and manager of the Dreyfus Group of mutual funds, from 1982 until December 31, 1994. Mr. DiMartino is also a director of Carlyle Industries, Inc., a distributor of a line of home sewing and craft products, principally buttons, Career Blazers, HealthPlan Services Corporation ("HealthPlan Services"), a leading managed healthcare services company, and Century Business Systems, Inc., a provider of various outsourcing functions for small and medium sized companies. Mr. DiMartino is also a director of numerous funds in the Dreyfus Group of mutual funds and a director of the National Muscular Dystrophy Association.

     HERBERT M. FRIEDMAN has served as a director of Noel since April 1988. Mr. Friedman is an attorney who performs legal services for various entities, including Swiss Army, Hudson River, Victory Ventures and the Company. From 1967 through April 1998, Mr. Friedman was a partner in the law firm of Zimet, Haines, Friedman & Kaplan. Prior to its dissolution in April 1998, Zimet, Haines, Friedman & Kaplan acted as counsel to the Company. Mr. Friedman also serves as a director of Swiss Army and Connectivity Technologies Inc.

     JAMES K. MURRAY, JR. has served as a director of Noel since February 1995. Mr. Murray has served as Chairman of the Board and Chief Executive Officer of HealthPlan Services since January 1998 and from October 1994 through January 1998, he served as Chairman of the Board and President of such company. He has also been a director of HealthPlan Services since October 1994. Mr. Murray co-founded the predecessor to HealthPlan Services in 1970 under the name Plan Services, Inc. Following the acquisition of the predecessor company by The Dun & Bradstreet Corporation ("D&B") in 1978, Mr. Murray served as President of the predecessor until April 1989, when he assumed the position of President of D&B Credit Services. Mr. Murray also held the position of Corporate Senior Vice President from March 1990 until his retirement from D&B in December 1993. Mr. Murray also served as President of Reuben H. Donnelley Corp., a publisher of telephone yellow pages, from March 1990 until August 1991 and as its Chairman from August 1991 until December 1993.

     SAMUEL F. PRYOR, III has served as a director of Noel since October 1990. Mr. Pryor has been Senior Counsel in the law firm of Davis Polk & Wardwell since 1961. Mr. Pryor was also a director of Prospect, a director of the Provident Loan Society, Chairman of the Board of the World Rehabilitation Fund, Chairman of the Westchester Land Trust and a commissioner of the Palisades Park Commission.

     JAMES A. STERN has served as a director of Noel since October 1991. Mr. Stern has been Chairman of The Cypress Group, L.L.C., a merchant banking firm, since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc. ("Lehman"), most recently as head of the Merchant Banking Group. In addition, Mr. Stern was a member of Lehman's Operating Committee. Mr. Stern is a also director of AMTROL, Inc., Cinemark U.S.A., Inc., Franks' Nursery & Crafts Inc., Lear Corporation, Genesis ElderCare Corp., WESCO Distribution, Inc., and a trustee of Tufts University.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers and directors of the Company and holders of more than 10% of the Company's common stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company by such Reporting Persons or on the written representations of such Reporting Persons with respect to whether any reports on Form 5 were required, the Company believes that during the year ended December 31, 1998, all of the Reporting Persons complied with their Section 16(a) filing requirements with respect to their ownership of the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table

     The following table sets forth certain information regarding compensation awarded or paid to, or earned by, each of the following persons during each of the last three fiscal years: (i) the person who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1998 ("Fiscal 1998"), (ii) the Company's sole officer (other than the Chief Executive Officer) who was serving as an officer at the end of Fiscal 1998, and (iii) one other former officer of the Company whose compensation would have been disclosed herein had she been an officer of the Company at the end of Fiscal 1998 (collectively, the "Named Officers"). The footnotes reflect options granted to, and directors' fees received by, the Named Officers from certain entities some or all of which may be deemed to be "subsidiaries" of Noel within the meaning of the federal securities laws.


                                                                                                   LONG TERM
                                                                                                  COMPENSATION
                                                        ANNUAL COMPENSATION                          AWARDS             ALL OTHER
                                      --------------------------------------------------------    -------------       ------------
        NAME AND                                                           OTHER ANNUAL
   PRINCIPAL POSITION        YEAR      SALARY ($)       BONUS ($)       COMPENSATION($)(1)      OPTIONS/SARs(#)      COMPENSATION($)
   ------------------        ----      ----------       ---------       ------------------      ---------------      ---------------
Stanley R. Rawn, Jr.         1998        12,000(2)          -0-                -0-                     -0-                  -0-
  Chief Executive            1997        12,300(2)          -0-                -0-                     -0-(3)           374,200(4)
  Officer                    1996        13,000(2)          -0-                -0-                     -0-                  -0-

Karen Brenner                1998       212,500(5)          -0-              4,643(6)                  -0-              447,548(7)
  Former Managing            1997       666,667(8)      155,814(9)           4,430(6)                  -0-(10)            2,314(11)
  Director                   1996       563,440(12)     550,000(13)          4,233(6)                  -0-(14)           77,018(15)

Todd K. West                 1998       175,000         120,000              4,261(6)                  -0-                5,792(16)
  Vice President-            1997       147,250         120,000              4,070(6)                  -0-(3)           128,033(17)
  Finance                    1996       117,000         120,000              3,890(6)                  -0-                4,750(16)

--------------------------

(1) Except as otherwise indicated, the dollar value of perquisites and other personal benefits for each of the Named Officers was less than established reporting thresholds.

(2) Consists of salary paid to Mr. Rawn pursuant to his employment arrangement with Noel which is currently at will.

(3) See Item 13 "-Surrender of Options and Warrants" below for certain information relating to the surrender of certain options and/or warrants held by the Named Officer.

(4) Consists of a tax gross-up payment made by Noel on behalf of the Named Officer on the surrender of a warrant to purchase 320,000 shares of Common Stock granted on March 9, 1995 (the "Rawn Warrant"). The warrant was granted to Mr. Rawn to induce Mr. Rawn to enter into an employment agreement with Noel. See Item 13 "-Surrender of Options and Warrants" below.

(5) Consists of $87,500 in salary paid to Ms. Brenner by Noel pursuant to the termination provisions of her employment agreement and $125,000 in salary paid to Ms. Brenner by Carlyle Industries, Inc. ("Carlyle").

(6) Consists of the premium for supplemental long-term disability insurance reported as compensation income for the Named Officer.

(7) Consists of (i) $262,500 in severance payments paid to Ms. Brenner by the Company, (ii) $100,000 in compensation to Ms. Brenner upon the exercise of certain options with respect to the common stock of Lincoln Snacks Company, a former subsidiary of Noel ("Lincoln Snacks"), (iii) the amount of the benefit to Ms. Brenner of the payment by the Company of a life insurance premium with respect to split dollar life insurance calculated in accordance with SEC guidelines, (iv) premiums for term life insurance reported as compensation income for Ms. Brenner by Noel, and (v) $83,333 in consulting fees and severance payments paid to Ms. Brenner by Carlyle.

(8) Consists of $350,000 in salary paid to Ms. Brenner by Noel, $66,667 in salary paid to Ms. Brenner by Lincoln Snacks and $250,000 in salary paid to Ms. Brenner by Carlyle.

(9)  Consists of a bonus of $155,814 paid to Ms. Brenner by Carlyle.

(10) In 1997, Carlyle granted Ms. Brenner options to purchase 150,000 shares of Carlyle common stock and Lincoln Snacks granted Ms. Brenner options to purchase 150,000 shares of Lincoln Snacks common stock.

(11) Consists of (i) the amount of the benefit to Ms. Brenner of the payment by the Company of a life insurance premium with respect to split dollar life insurance calculated in accordance with SEC guidelines and (ii) premiums for term life insurance reported as compensation income for Ms. Brenner.

(12) Consists of (i) $350,000 paid to Ms. Brenner by Noel pursuant to her employment agreement, (ii) $188,440 paid to Ms. Brenner by Carlyle pursuant to her consulting agreement with Carlyle pursuant to which Ms. Brenner is paid at the annual rate of $250,000 per annum and (iii) $25,000 paid by Lincoln Snacks to Ms. Brenner pursuant to her employment arrangement with Lincoln Snacks.

(13) Consists of (i) a bonus of $400,000 awarded to Ms. Brenner by Noel in January 1997 with respect to services rendered by her during 1996; and (ii) a bonus of $150,000 awarded to Ms. Brenner by Carlyle with respect to services rendered to Carlyle during 1996.

(14) In 1996, Carlyle granted Ms. Brenner options to purchase 211,000 shares of common stock. In 1996, Lincoln Snacks granted Ms. Brenner options to purchase 150,000 shares of common stock.

(15) Consists of the (i) $4,750 contributed by Noel to Ms. Brenner's account in the Company's 401(k) Plan plus (ii) $72,268, the amount of the benefit to Ms. Brenner of the payment by the Company of a life insurance premium with respect to split dollar life insurance, calculated in accordance with the SEC guidelines. Does not include director's fees of $21,083 paid by Carlyle with respect to service by Mr. Brenner on the board of directors thereof.

(16) Consists of (i) premiums for term life insurance reported as compensation and (ii) amounts contributed by the Company to Mr. West's account in the Company's 401(k) Plan.

(17) Consists of (i) premiums for term life insurance reported as compensation income for Mr. West and (ii) $127,340 as a tax gross-up payment made by Noel on behalf of the Named Officer on the surrender of options to purchase Noel common stock. See Item 13 "-Surrender of Options and Warrants" below.

     Description of Employment Agreements

     Karen Brenner, a former Managing Director of Noel, is party to an employment agreement with Noel dated March 1, 1996, the term of which expired on March 1, 1998. This agreement replaced the agreement with Noel dated March 22, 1995 (except with respect to the vesting provisions of a certain option which provisions remained in full force and effect). Noel agreed to pay to Ms. Brenner an amount equal to twelve months' base pay at her then current rate, payable in equal installments over the twelve months following the expiration of the term and, to the extent practicable, Ms. Brenner was entitled to continue to receive, during such twelve month period, the same benefits that would have been available to her had she remained a Noel employee during that time. Such twelve month period expired on March 1, 1999.

     Directors' Fees

     Each non-employee director receives an annual fee of $5,000 for serving as a director of the Company and additional fees of $1,000 for each meeting of the Board attended by any such director and $500 for each meeting of a committee of the Board attended by such director. Directors of Noel are also reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses, and are eligible to participate in Noel's 1988 Stock Option Plan and Noel's 1995 Stock Option Plan. Non-employee directors are eligible to participate in Noel's Non-Employee Directors' Stock Option Plan. The Company does not anticipate granting any additional options under such plans. In addition, all directors are entitled to participate in Noel's matching gift program which matches charitable contributions of up to $10,000 per annum.

     Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee during 1998 were Messrs. James K. Murray, Jr., Samuel F. Pryor, III and James A. Stern. Mr. Murray is Chairman of the Board, Chief Executive Officer and a director of HealthPlan Services. Except for Mr. Murray, none of these individuals was an officer or employee of the Company (or any entity which may be deemed to be a subsidiary of Noel under the federal securities laws) during their term of service on the Compensation Committee. Mr. Murray is a director of Noel and the Chairman of Noel's Compensation Committee.

     During 1998, no executive officer of Noel served as a director or member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Noel or on Noel's Compensation Committee.

     Davis Polk & Wardwell, a law firm of which Samuel F. Pryor, III is a partner, provides legal services, from time to time, to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as to each person who, to the knowledge of the Company, as of March 22, 1999, was the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock:


                                                                 NUMBER OF SHARES                          PERCENT OF
       NUMBER AND ADRRESS OF BENEFICIAL OWNER                    OF COMMON STOCK                            CLASS(1)
       --------------------------------------                    ----------------                          ----------
Fir Tree, Inc. et al                                               5,017,367(2)                               24.4%
211 Avenue of the Americas, 29th Floor
New York, New York 10036

Davidson Kempner Partners et al                                    4,811,300(3)                               23.4%
888 Third Avenue
New York, New York 10022

Ariel Management Corp. et al                                       1,748,136(4)                                8.5%
450 Park Avenue
New York, New York 10022

HBK Investments L.P. et al                                         2,974,200(5)                               14.5%
777 Main Street, Suite 2750
Fort Worth, Texas 76102

---------------------------------------------------

(1) Based on 20,567,757 shares of Noel Common Stock ("Common Stock") issued and outstanding on March 22, 1999.

(2) According to Amendment No. 8 to Schedule 13D, dated December 8, 1997, filed with the Securities and Exchange Commission (the "SEC") jointly by Fir Tree, Inc. d/b/a Fir Tree Partners ("Fir Tree") and Jeffrey Tannenbaum, the sole director, executive officer and shareholder of Fir Tree ("Mr. Tannenbaum"), Fir Tree has sole power to vote and dispose of 5,017,367 shares of Common Stock and does not have shared power to vote or dispose of any shares of Common Stock. The Amendment further states that the 5,017,367 shares beneficially owned by Fir Tree and Mr. Tannenbaum are for the accounts of (i) Fir Tree Value Fund, L.P., of which Mr. Tannenbaum is the general partner, (ii) Fir Tree Institutional Fund, L.P., of which Mr. Tannenbaum is a member of the general partner and (iii) Fir Tree Value Partners, of which Mr. Tannenbaum acts as an investment adviser.

(3) According to Amendment No. 3 to Schedule 13D, dated September 29, 1998, filed with the SEC jointly by Davidson Kempner Advisors Inc. ("DKA"), Davidson Kempner Endowment Partners ("Endowment"), Davidson Kempner Institutional Partners, L.P. ("DKIP"), Davidson Kempner International Advisors, L.L.C. ("DKIA"), Davidson Kempner International Ltd. ("DKI"), Davidson Kempner Partners ("DKP"), MHD Management Co. ("MHD"), M.H. Davidson & Co. ("MH"), Marvin H. Davidson ("Mr. Davidson"), Thomas L. Kempner, Jr. ("Mr. Kempner"), Stephen M. Dowicz ("Mr. Dowicz"), Scott E. Davidson ("Mr. S. Davidson") and Michael J. Leffell ("Mr. Leffell"), (i) DKP has sole power to vote and dispose of 277,200 shares of Common Stock and does not have shared power to vote or dispose of any shares of Common Stock, (ii) DKIP has sole power to vote and dispose of 474,300 shares of Common Stock and does not share power to vote or dispose of any shares of Common Stock, (iii) Endowment has sole power to vote and dispose of 148,800 shares of Common Stock and does not share power to vote or dispose of any shares of Common Stock, (iv) MHD has sole power to vote and dispose of 426,000 shares of Common Stock and does not share power to vote or dispose of any shares of Common Stock, (v) MH has sole power to vote and dispose of 18,100 shares of Common Stock and does not share power to vote or dispose of any shares of Common Stock, (vi) DKA has sole power to vote and dispose of 474,300 shares of Common Stock and does not share power to vote or dispose of any shares of Common Stock, (vii) DKI has sole power to vote and dispose of 47,200 shares of Common Stock and does not share power to vote or dispose of any shares of Common Stock, (viii) DKIA has sole power to vote and dispose of 47,200 shares of Common Stock and does not share power to vote or dispose any shares of Common Stock and (ix) each of Messrs. Davidson, Kempner, Dowicz, S. Davidson and Leffell share power to vote and dispose of 2,898,200 shares of Common Stock but none of such individuals has sole power to vote or dispose of any shares of Common Stock.

(4) According to the Schedule 13G, dated April 15, 1998, filed with the SEC jointly by Ariel Fund Limited ("Ariel Fund"), Ariel Management Corp., as investment advisor to Ariel Fund ("Ariel Management"), Gabriel Capital, L.P. ("Gabriel"), and J. Ezra Merkin, the general partner of Gabriel and the sole shareholder and president of Ariel Management ("Mr. Merkin"), (i) Gabriel shares power to vote and dispose of 706,246 shares of Common Stock but does not have sole power to vote and dispose of any shares of Common Stock, (ii) Ariel Fund has shared power to vote and dispose of 1,041,890 shares of Common Stock but does not have sole power to vote or dispose of any shares of Common Stock, (iii) Ariel Management has shared power to vote and dispose of 1,041,890 shares of Common Stock but does not have sole power to vote or dispose of any shares of Common Stock and (iv) Mr. Merkin has shared power to vote and dispose of 1,748,136 shares of Common Stock but does not have sole power to vote or dispose of any shares of Common Stock.

(5) According to Amendment No. 2 to Schedule 13G, dated February 5, 1999, filed with the SEC jointly by HBK Investments L.P. ("HBK Investments"), HBK Main Street Investments L.P. ("HBK Main Street") and HBK Finance L.P. ("HBK Finance"), (i) HBK Investments has sole power to vote and dispose of 1,992,700 shares of Common Stock and shares power to vote and dispose of 981,500 shares of Common Stock, (ii) HBK Main Street shares power to vote and dispose of 40,050 shares of Common Stock and does not have sole power to vote or dispose of any shares of Common Stock and (iii) HBK Finance shares power to vote 941,450 shares of Common Stock and does not have sole power to vote or dispose of any shares of Common Stock.

     The following table sets forth, as of March 22, 1999, the number of shares of Common Stock owned of record or beneficially by each director of the Company, by each executive officer of the Company listed in the Summary Compensation Table above, and by all such executive officers and directors of the Company as a group, which amount includes the number of shares which each such person may have the right to acquire within sixty days after such date upon exercise of stock options. The footnotes reflect the ownership by such persons of each class of equity securities of certain entities some or all of which may be deemed to be "subsidiaries" of Noel within the meaning of the federal securities laws.


                 NAME OF                                NUMBER OF SHARES                             PERCENT OF
             BENEFICIAL OWNER                           OF COMMON STOCK                              CLASS (1)
             ----------------                           ---------------                              ---------
Joseph S. DiMartino                                        8,334(2)                                      *
Herbert M. Friedman                                       22,334(3)                                      *
James K. Murray, Jr.                                           0                                         0
Samuel F. Pryor, III                                       5,555(4)                                      *
Stanley R. Rawn, Jr.                                     262,523(5)                                      1.3%
James A. Stern                                            38,334(6)                                      *
Todd K. West                                               2,000(7)                                      *
All directors and executive officers as a
group (7 persons)                                        339,080(8)                                      1.6%


-------------------------------------------
*    Less than 1%.

(1) Based on 20,567,757 shares of Common Stock issued and outstanding on March 22, 1999.

(2) Mr. DiMartino is also the beneficial owner of 29,878 shares (less than 1%) of Carlyle common stock, consisting of options to purchase 9,400 shares issuable upon exercise of currently exercisable options and 20,478 shares held by Mr. DiMartino as trustee under two "rabbi" trusts established for the benefit of former executives of Carlyle (with Mr. DiMartino disclaiming beneficial ownership in such shares held by such trusts), and 100,696 shares (less than 1%) of Series B preferred stock of Carlyle consisting of shares held by Mr. DiMartino as trustee under two "rabbi" trusts (with respect to which shares Mr. DiMartino disclaims beneficial ownership).

(3) Mr. Friedman is also the beneficial owner of 4,875 shares (less than 1%) of Carlyle common stock.

(4) Mr. Pryor is also the beneficial owner of 2,436 shares (less than 1%) of Carlyle common stock.

(5) Mr. Rawn is also the beneficial owner of 2,196 shares (less than 1%) of Carlyle common stock.

(6) Consists of 33,334 shares held directly by Mr. Stern, 5,000 shares held by Mr. Stern's wife as custodian for their children. Mr. Stern is also the beneficial owner of 6,724 shares (less than 1%) of Carlyle common stock consisting of 5,847 shares held directly and 877 shares held by Mr. Stern's wife as a custodian for their children.

(7) Consists of 2,000 shares held indirectly in Mr. West's 401(k) account. Mr. West is also the beneficial owner of 214 shares (less than 1%) of Carlyle common stock and 25,174 shares (less than 1%) of preferred stock of Carlyle.

(8) The executive officers and directors as a group hold shares of capital stock (including certain shares as to which beneficial interest is disclaimed) of the following entities some or all of which may be deemed to be subsidiaries of Noel within the meaning of the federal securities laws:
     Carlyle: 46,323 shares (less than 1%) of Carlyle common stock and 125,870 shares (1.2%) of Series B preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Noel has entered into a number of transactions with certain persons who, at the time of such transactions, might have been deemed control persons or affiliates of Noel. The terms of the transactions set forth are believed by Noel to be comparable to terms that would have been negotiated with nonaffiliated parties. Although Noel may in the future, in connection with the implementation of its Plan, engage in transactions involving asset sales or securities exchanges involving entities owned by Noel or Noel's affiliates to other affiliates, any such transactions are expected to be on terms comparable to transactions with third parties and based on fair values as determined by independent and disinterested members of Noel's Board of Directors.

     Surrender of Options and Warrants

     During 1997 certain directors and executive officers of the Company held options and/or warrants (collectively, the "Options") to purchase shares of the Company's common stock granted from time to time by the Company, which options and warrants contained certain anti-dilution provisions. Prior to the adoption of the Company's Plan of Complete Liquidation and Dissolution, with respect to property distributed by the Company to its stockholders, the Company maintained a policy of reserving for holders of outstanding options and warrants property in an amount sufficient so that upon the exercise of such options and warrants the holders thereof would receive their pro-rata share of such property had such options and warrants been exercised immediately prior to such distribution. This policy was later changed to a right to receive cash of an equivalent value to such property, with an appropriate reserve being maintained by the Company.

     The Company made a pro-rata liquidating distribution on April 25, 1997 to holders of its common stock of shares of common stock of HealthPlan Services held in its portfolio (the "HealthPlan Distribution"). To prevent the HealthPlan Distribution from diminishing the value of the Options, in May 1997 the Compensation Committee of the Noel Board of Directors implemented the anti-dilution provisions of the Options by permitting the holders of outstanding options and warrants to elect to receive upon the exercise thereof the number of shares of common stock of HealthPlan Services that they would have received had they exercised immediately prior to the record date for the HealthPlan Distribution. All holders of Options were notified of the Compensation Committee's action and advised that, in light of the Company's ongoing liquidation process, the Compensation Committee did not intend to make any further adjustments to the Options for future liquidating distributions.

     As the Compensation Committee determined not to make any further adjustment to the Options, after weighing the interests of the Company's stockholders at large and the situation of the holders of Options, the committee determined that, in lieu of the exercise thereof, certain alternatives would be made available to current employees holding Options issued to them in that capacity and former employees holding 20,000 or more Options and issued to them in that capacity. Upon the surrender of such Options (and in complete cancellation thereof), such employees would be entitled to receive, on the basis of the net value of the Options held (after deducting the aggregate net exercise price from the gross value): (i) cash, (ii) shares of Noel Common Stock, (iii) shares of common stock of HealthPlan Services, or (iv) any combination of the foregoing. In addition, holders of Options who were employees of the Company and elected to receive cash or shares of common stock of HealthPlan Services would also be entitled to receive a cash payment for a portion of their federal, state and local income taxes liabilities.

     In 1997, the following employees and former employees made the following elections with respect to Options held by each of them. All values represent the net value of the Options held (after deducting the aggregate net exercise price thereof from the gross value): with respect to the Rawn Warrant, Mr. Rawn elected to receive $659,501 in cash (with a tax gross-up payment made by Noel of $374,200); with respect to the warrant to purchase 800,000 shares of Common Stock granted by Noel to Mr. DiMartino in January 1995 in connection with his employment (the "DiMartino Warrant"), Mr. DiMartino elected to receive $1,074,377 in cash, which amount represents one half of the net value of the DiMartino Warrant, and the other half in 56,185 shares of common stock of HealthPlan Services (with an aggregate tax gross-up payment made by Noel of $2,051,193, of which approximately $415,997 was paid in 1998); and with respect to options to purchase 30,000 shares of Noel Common Stock, Mr. West elected to receive the net value of such portion in 5,931 shares of common stock of HealthPlan Services, and, with respect to options to purchase 20,000 shares of Noel Common Stock, Mr. West elected to receive $75,739 in cash (with an aggregate tax gross-up payment made by Noel of $127,340).

     Other Transactions

     In 1998, Noel paid certain amounts for legal services rendered to it by the law firm of Zimet, Haines, Friedman & Kaplan, of which Herbert M. Friedman, prior to such firm's dissolution in April 1998, was a partner. The Company, following such firm's dissolution, retained Mr. Friedman to act as its general counsel. Davis Polk & Wardwell, of which Samuel F. Pryor, III is a partner, also provides legal services, from time to time, to Noel.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NOEL GROUP, INC.
                                                     (Registrant)

                          By /s/ Stanley R. Rawn, Jr.
                            --------------------------
                             Stanley R. Rawn, Jr.
                             Chief Executive Officer

                          Date: April 29, 1999

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as....................... 'r'