Form 10-Q
period 1999-03-31
NOEL GROUP INC
filed 1999-05-12
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission file number 0-19737

                                NOEL GROUP, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-2649262
   ------------------------                    ----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

667 Madison Avenue, New York, New York                    10021-8029
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 371-1400
               -------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                   Outstanding at May 7, 1999
-------------------------------                      --------------------------
Common Stock - $.10 Par Value                                20,567,757

                                NOEL GROUP, INC.

                                      INDEX



                                                                        Page No.
Part I - FINANCIAL INFORMATION

Item 1. Statements of Net Assets in Liquidation
         March 31, 1999 and December 31, 1998                             3

        Statements of Changes in Net Assets in Liquidation
         For the Three Months Ended March 31, 1999 and 1998               4

        Notes to Financial Statements                                     5

Item 2.    Management's Discussion and Analysis of Financial Condition   11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                12

Item 3. Defaults upon Senior Securities                                  12

Item 6. Exhibits and Reports on Form 8-K                                 12

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                   NOEL GROUP, INC.
                        STATEMENTS OF NET ASSETS IN LIQUIDATION
                   (Dollars in thousands, except per share amounts)

                                                            March 31,          December 31,
                                                              1999                 1998
                                                              ----                 ----
                                                           (Unaudited)
Assets
Cash and cash equivalents ..........................       $   110             $   250
Short-term investments..............................         3,001               3,151
                                                        ----------          ----------
Total cash and short-term investments ..............         3,111               3,401

Investments (Note 2) ...............................        27,248              27,826
Income taxes (Note 3) ..............................         5,500               5,500
Other assets........................................           147                 321
                                                        ----------          ----------
Total assets .......................................        36,006              37,048
                                                        ----------          ----------
Liabilities
Accounts payable ...................................            15                  --
Accrued expenses (Note 4) ..........................         2,199               2,640
                                                        ----------          ----------
Total liabilities ..................................         2,214               2,640
                                                        ----------          ----------
Net assets in liquidation ..........................       $33,792             $34,408
                                                        ==========          ==========
Number of common shares outstanding ................    20,567,757          20,567,757
                                                        ==========          ==========
Net assets in liquidation per outstanding share ....         $1.64               $1.67
                                                             =====               =====


   The accompanying notes are an integral part of these financial statements.

                                   NOEL GROUP, INC.
                  STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                           (Unaudited, dollars in thousands)


                                                                    For the Three Months Ended
                                                                             March 31,
                                                                        1999          1998
                                                                        -----         ----
Net assets in liquidation at January 1 .........................      $34,408       $83,561
Changes in estimated liquidation values of assets and
   liabilities (Note 5) ........................................         (616)        1,413
Liquidating distribution (Note 6) ..............................         --         (14,397)
                                                                      -------       -------
Net assets in liquidation at March 31 ..........................      $33,792       $70,577
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

        As a result of the approval of the Plan by the shareholders, Noel adopted the liquidation basis of accounting as of April 1, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. See Note 2 for a discussion of the methods used to determine the estimated net realizable values of investments.

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

        Noel's holding of the common shares of Career Blazers Inc. ("Career Blazers") is unregistered.

                                                                                   Estimated
                                                         Common                   Liquidation
                                                         Shares     Price Per     Basis Amount
                                                          Owned       Share      March 31, 1999
                                                         ------       ------     --------------
                                                      (Dollars in thousands, except per share amount)
Career Blazers (a)                                      2,026,104     $4.88               $9,887
Carlyle Industries, Inc. ("Carlyle")
   Series B, 6% preferred stock (b)                                                       10,788
Ferronorte Participacoes, S.A. ("Ferropar") (c)                                            6,302
Other holdings                                                                               271
                                                                                         -------
Total investments at estimated liquidation basis
   amounts                                                                               $27,248
                                                                                         =======

(a) Recorded at $4.88, the value determined by an independent investment banking firm in conjunction with the April 15, 1999 distribution to shareholders of Noel's entire 2,026,104 share holding of Career Blazers common stock. On the distribution date, shareholders received 20,567,757 uncertificated units of the CBI Distribution Trust, valued at $.48072 per unit.

        Career Blazers, headquartered in New York and Dallas, is a leading provider of integrated staffing and training services, operating through 170 branch offices in 18 states. The present company was created in December 1997 by the merger of Career Blazers Personnel Services, Inc. and Staffing Resources, Inc.

(b) Noel's investment in Carlyle comprises 9,920,908 shares of Carlyle series B preferred stock with a redemption value of $9,920,908 and accrued dividends of approximately $2,910,000 at March 31, 1999. The shares of Carlyle preferred series B stock are recorded at a discount to redemption value plus accrued dividends based on management's assessment of a variety of market factors including, an evaluation of the projected operating results of Carlyle. As of March 31, 1999, Carlyle is in default on its obligation to Noel to redeem the entire liquidation preference of its preferred stock as well as accumulated unpaid dividends of approximately $2,910,000 to the extent of its legally available funds.

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

(c) Noel owns 10,624,886 shares of Ferropar which were recorded at a 60% discount to the third- party valuation determined at the time of the reorganization of Novoeste S.A. and Ferronorte, S.A. Ferrovia Norte Brasil to form Ferropar in June 1998. The discount percentage reflects illiquidity and the risks of operating in Brazil, including foreign currency risk. Since the merger transaction occurred, the Reals per Dollar exchange rate has declined by approximately 33%. Consequently, as of March 22, 1999, the carrying value of $6,302,000 represents an approximate discount of 40% to the Real value established in the merger transaction. While the level of uncertainty related to the Brazilian economy has increased, there have been no events at Ferropar, which Noel is aware of, which indicate the need for an additional discount, however, Noel cannot predict how future developments to Brazil's economy or to the exchange rate would impact the value of this investment.

        Ferropar holds two concessions to operate privatized railroads in Brazil. Realization of this investment is dependent upon a sale by Noel of its interest in Ferropar. In February 1999, Noel engaged a Brazilian investment bank to sell its shares. A sale is projected for the second quarter of 1999, at the earliest. The actual amount realized for this investment could be lower or higher than the amount recorded.


3.      INCOME TAXES

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

        The components of the income tax asset are as follows (dollars in thousands):

                                                           March 31,        December 31,
                                                             1999              1998
                                                            -----              ----
       Net unrealized capital loss                          $5,204            $5,002
       Net realized capital gain                              (139)             (139)
       Realized net operating loss carryforwards               145               145
       Loss from the settlement of recorded                    288               490
       liabilities
       Other                                                     2                 2
                                                           -------            ------
       Net income tax asset                                 $5,500            $5,500
                                                           =======            ======

        Noel had additional net operating loss carryforwards of approximately $8,133,000 at December 31, 1998, which expire from 2004 through 2012. Noel has undergone "ownership changes" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, future utilization of these Federal tax loss carryforwards is significantly limited. If Noel's assets and liabilities are realized at the values recorded at March 31, 1999, these carryforwards will not be realizable because Noel will not generate future taxable income.

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

       The components of accrued expenses are as follows (dollars in thousands):

                                                      March 31,        December 31,
                                                        1999              1998
                                                        -----             ----
        Salaries and benefits                           $ 572            $1,063
        Rent and other expenses                           609               544
        Professional fees                                 374               391
        Other, net                                        644               642
                                                       ------            ------
                                                       $2,199            $2,640
                                                       ======            ======

        This projection of accrued expenses assumes that Noel will substantially complete its operations by June 30, 1999. The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the actual length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and other contingencies.

        For the three months ended March 31, 1999, Noel's cash operating expenses exceeded the return on its cash and cash equivalents and short-term investments by $537,000.

        Noel's cash operating expenses for the three months ended March 31, 1999, were as follows (dollars in thousands):

        Salaries and benefits                                  $287
        Rent and other expenses                                 185
        Professional fees                                       107
                                                               ----
                                                               $579
                                                               ====

5.      CHANGES IN ESTIMATED LIQUIDATION VALUES OF ASSETS AND LIABILITIES

        The changes in the estimated liquidation values of assets and liabilities were as follows (dollars in thousands):

                                                           Three Months Ended
                                                   March 31, 1999      March 31, 1998
                                                   --------------      --------------
        To adjust investments to
           estimated liquidation values, net         $(578)             $2,199
        To adjust estimated accrued expenses           (38)                122
        To adjust estimated income taxes               --                 (908)
                                                     ------              ------
        Total adjustments                            $(616)              $1,413
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

        On April 15, 1999, Noel distributed 20,567,757 units of the CBI Distribution Trust representing ownership of its entire 2,026,104 share holding of Career Blazers common stock to shareholders of record on the close of business on April 15, 1999, for a total value of $9,888,000, or approximately $.48072 per share of Noel Common Stock.

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

Item 2. - Management's Discussion and Analysis of Financial Condition

        This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding future financial condition and results of operations. Such statements involve certain risks and uncertainties, including, without limitation, those risks and uncertainties discussed below and in the footnotes to the financial statements. Should one or more of these risks or uncertainties materialize, actual outcomes may vary materially from those indicated.

Liquidity and Capital Resources:

        On March 31, 1999, Noel had cash and cash equivalents and short-term investments of approximately $3.1 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's existing liquid assets will be available to fund Noel's working capital requirements and to meet its other obligations through the remainder of the liquidation period. Pursuant to the Plan, subject to the payment or the provision for payment of the Company's obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements through the completion of the Plan.

        Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its holdings.

Statements of Net Assets in Liquidation:

March 31, 1999 versus December 31, 1998

        Cash and cash equivalents and short-term investments decreased by $.3 million primarily to fund operating expenses.

        Investments decreased $.6 million primarily as a result of the write-down of Career Blazers.

Statement of Changes in Net Assets in Liquidation:

Three Months Ended March 31, 1999

        The decrease in estimated liquidation values of assets and liabilities of $.7 million primarily relates to the decrease in the liquidation value of Career Blazers of $.6 million.

Year 2000 Issues

        The Company does not expect to be in existence after 1999 and therefore has not fully assessed its Year 2000 issues. In the event that Noel operates beyond 1999, management does not believe that the consequences of its Year 2000 issues would have a material effect on the Company's financial condition.

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

        There are no pending material legal proceedings to which Noel or, to Noel's knowledge, its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses, other than as disclosed in Noel's Form 10-K for the year ended December 31, 1998.

Item 3. - Defaults upon Senior Securities

a)      None

b) Noel is the holder of 9,929,908 shares (approximately 93%) of Series B Preferred Stock of Carlyle. Carlyle is in default of its mandatory redemption obligations to the holders of such Preferred Stock to the extent of its legally available funds. As of March 31 1999, the accrued but unpaid dividends amounted to approximately $2.9 million.

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

        (A)    Excerpts from Certificate of Incorporation, as amended.              (b)

        (B)    Excerpts from By-Laws, as amended and restated.                      (c)

(10)    Trust Agreement dated April 12, 1999 by and among Noel Group,
        Inc., Samuel F. Pryor III and Herbert M. Friedman, as trustees                10

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

                                                   Signature

                                                   NOEL GROUP, INC.

                                                   Date:  May 14, 1999

                                                   By:   /s/ Todd K. West
                                                      -------------------------
                                                      Todd K. West Vice
                                                      President - Finance
                                                      and Secretary (As both
                                                      a duly authorized
                                                      officer of Registrant
                                                      and as chief financial
                                                      officer of Registrant).