Form 10-Q
period 1999-06-30
NOEL GROUP INC
filed 1999-08-13
CIK 829269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

            Yes  X             No
                ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 6,1999
-----------------------------                     -----------------------------
Common Stock - $.10 Par Value                               20,567,757

                                NOEL GROUP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - FINANCIAL INFORMATION

Item 1.  Statements of Net Assets in Liquidation
          June 30, 1999 and December 31, 1998                             3

         Statements of Changes in Net Assets in Liquidation
          For the Three and Six Months Ended June 30, 1999 and 1998       4

         Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition     11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 3.  Defaults upon Senior Securities                                 12

Item 6.  Exhibits and Reports on Form 8-K                                12

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NOEL GROUP, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                (Dollars in thousands, except per share amounts)

                                                                     June 30,             December 31,
                                                                       1999                    1998
                                                                    ---------             ------------
                                                                   (Unaudited)
Assets

Cash and cash equivalents .....................................        $ 474                    $ 250

Short-term investments.........................................        2,090                    3,151
                                                                      ------                    -----

Total cash and short-term investments .........................        2,564                    3,401


Investments (Note 2) ..........................................       17,422                   27,826

Income taxes (Note 3) .........................................        5,500                    5,500

Other assets...................................................          125                      321
                                                                      ------                   ------

Total assets ..................................................       25,611                   37,048
                                                                      ------                   ------


Liabilities

Accounts Payable ..............................................           13                       --

Accrued expenses (Note 4) .....................................        1,914                    2,640
                                                                     -------                  -------

Total liabilities .............................................        1,927                    2,640
                                                                     -------                  -------

Net assets in liquidation .....................................      $23,684                  $34,408
                                                                     =======                  =======

Number of common shares outstanding ...........................   20,567,757               20,567,757
                                                                  ==========               ==========

Net assets in liquidation per outstanding share ...............        $1.15                    $1.67
                                                                       =====                    =====


     The accompanying notes are an integral part of these financial statements.

                                NOEL GROUP, INC.
               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                   For the Three and Six Months Ended June 30,
                        (Unaudited, dollars in thousands)

                                                                     1999              1998
                                                                  ---------         ---------
Net assets in liquidation at January 1 ..........................  $34,408          $83,561

Changes in estimated liquidation values of assets and
   liabilities (Note 5) .........................................     (616)           1,413

Liquidating distribution (Note 6) ...............................       --          (14,397)
                                                                  ---------         --------

Net assets in liquidation at March 31 ...........................   33,792           70,577

Changes in estimated liquidation values of assets and
   liabilities (Note 5) .........................................     (221)           2,116

Liquidating distribution (Note 6) ...............................   (9,887)          (9,255)
                                                                  ---------         --------

Net assets in liquidation at June 30 ............................  $23,684          $63,438
                                                                  =========         =======

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

1.   PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

     On March 19, 1997, the shareholders of Noel Group, Inc. ("Noel") approved a Plan of Complete Liquidation and Dissolution (the "Plan"), which had been adopted by Noel's Board of Directors on May 21, 1996. Under the Plan, Noel is being liquidated (i) by the sale of such of its assets as are not to be distributed in kind to its shareholders, and (ii) after paying or providing for all its claims, obligations and expenses, by cash and in-kind distributions to its shareholders pro rata and if required by the Plan or deemed necessary by the Board of Directors, by distributions of its assets from time to time to one or more liquidating trusts established for the benefit of the then shareholders, or by a final distribution of its then remaining assets to a liquidating trust established for the benefit of the then shareholders. Noel expects to make its final distribution to a liquidating trust prior to the end of 1999.

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

                                                                                Estimated Liquidation
                                                                                     Basis Amount
                                                                                    June 30, 1999
                                                                                ----------------------
                                                                               (Dollars in thousands)
Carlyle Industries, Inc. ("Carlyle") Series B, 6% preferred stock(a)                  $11,097
Ferronorte Participacoes, S.A. ("Ferropar")(b)                                          6,302
Other holdings                                                                             23
                                                                                      -------
                                                                                      $17,422
                                                                                      =======


(a) Noel's investment in Carlyle comprises 9,920,908 shares of Carlyle series B preferred stock with a redemption value of $9,920,908 and accrued dividends of approximately $2,910,000 at June 30, 1999. As of June 30, 1999, Carlyle is in default on its obligation to Noel to redeem the entire liquidation preference of its preferred stock as well as the accumulated unpaid dividends to the extent of its legally available funds.

     In July 1999, Noel reached agreement with Carlyle and Swenvest Corporation, a company controlled by Carlyle chairman Robert A. Levinson, for the issuance by Carlyle of common stock in payment of accrued and unpaid dividends, the sale of a portion of Noel's Carlyle preferred stock to Swenvest and the redemption by Carlyle of the remainder of Noel's preferred stock in exchange for Carlyle common stock. The payment of the dividend and the redemption by Carlyle of the preferred stock is pursuant to Carlyle's voluntary plan of recapitalization and is expected to occur on August 13, 1999. In connection with these transactions, Noel sold 3,865,289 shares of Carlyle preferred stock to Swenvest for $3,000,000 in cash, and Noel expects to receive 2,559,594 shares of Carlyle common stock in payment for the preferred stock dividends through August 13, 1999, and 3,760,000 shares of Carlyle common stock in consideration for the redemption of the balance of Noel's holding of 6,055,619 shares of Carlyle preferred stock.

     At June 30, 1999, the value of preferred shares has been determined based on the pending transaction as the sum of $3,000,000 in cash and $8,097,000, (6,319,594 shares of Carlyle common stock valued at $1.2812 per share, the closing share price on June 30). Using the closing market price of $1.00 per share on August 4, 1999, this investment would have been valued at $9,320,000.

     As part of its agreement with Noel, Carlyle intends to file a registration statement covering the common shares issued to Noel in the transaction. Following the completion of the transactions, Noel plans to distribute the cash proceeds as a liquidating distribution and to distribute the Carlyle common shares received by Noel to a liquidating trust for the benefit of Noel's then shareholders. Distribution of the Carlyle common shares by the liquidating trust to the trust beneficiaries will not occur until the registration statement covering the shares becomes effective. The amount ultimately realized by Noel shareholders will depend on the market value of the Carlyle common shares.

     Carlyle is a packager and distributor of buttons, gifts and craft products.

(b) Noel owns 10,624,886 shares of Ferropar which were recorded at a 60% discount to the third-party valuation, determined at the time of the reorganization of Novoeste S.A. and Ferronorte, S.A. Ferrovia Norte Brasil to form Ferropar in June 1998. The discount percentage reflects illiquidity and the risks of operating in Brazil, including foreign currency risk. Since the merger transaction occurred, the Reals per Dollar exchange rate has declined by approximately 38%. Consequently, as of August 9, 1999, the carrying value of $6,302,000 represents an approximate discount of 36% to the Real value established in the merger transaction. While the level of uncertainty related to the Brazilian economy has increased, there have been no events at Ferropar, which Noel is aware of, which indicate the need for an additional discount, however, Noel cannot predict how future developments to Brazil's economy or to the exchange rate would impact the value of this investment.

     Ferropar holds two concessions to operate privatized railroads in Brazil. Realization of this investment is dependent upon a sale by Noel of its interest in Ferropar. In February 1999, Noel engaged a Brazilian investment bank to sell its shares. It is expected that pending any sale, Noel's Ferropar shares will be distributed to a liquidating trust for the benefit of Noel's then shareholders. The actual amount realized for this investment could be lower or higher than the amount recorded.

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

  The components of the income tax asset are as follows (dollars in thousands):


                                                          June 30,         December 31,
                                                           1999                1998
                                                         ---------         ------------
        Net unrealized capital loss                        $  325               $5,002

        Net realized capital loss (gain)                    4,325                 (139)

        Unrealized net operating loss carrybacks              260                  145

        Loss from the settlement of recorded liabilities      588                  490

        Other                                                   2                    2
                                                          --------             --------

        Net income tax asset                               $5,500               $5,500
                                                          ========             ========


     Noel had additional net operating loss carryforwards of approximately $8,133,000 at December 31, 1998, which expire from 2004 through 2012. Noel has undergone "ownership changes" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, future utilization of these Federal tax loss carryforwards is significantly limited. If Noel's assets and liabilities are realized at the values recorded at June 30, 1999, these carryforwards will not be realizable because Noel will not generate future taxable income.

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

     The components of accrued expenses are as follows (dollars in thousands):


                                                        June 30,           December 31,
                                                          1999                 1998
                                                      ----------           -----------
         Salaries and benefits                            $  560                $1,063

         Rent and other expenses                             687                   544

         Professional fees                                   367                   391

         Other, net                                          300                   642
                                                          ------                ------

                                                          $1,914                $2,640
                                                          ======                ======

     This projection of accrued expenses assumes that Noel will substantially complete its operations by September 30, 1999. The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the actual length of time required to complete the Plan, the exact method by which each of Noel's assets will be realized and other contingencies.

     For the six months ended June 30, 1999, Noel's cash operating expenses exceeded the return on its cash and cash equivalents and short-term investments by $1,210,000.

     Noel's cash operating expenses for the six months ended June 30, 1999, were as follows (dollars in thousands):

         Salaries and benefits            $  435

         Rent and other expenses             534

         Professional fees                   319
                                          ------

                                          $1,288
                                          ======


5.   CHANGES IN ESTIMATED LIQUIDATION VALUES OF ASSETS AND LIABILITIES

     The changes in the estimated liquidation values of assets and liabilities were as follows (dollars in thousands):


                                                                          Three Months Ended

                                                                 June 30, 1999      June 30, 1998
                                                                 -------------      -------------
         To adjust investments to
            estimated liquidation values, net                            $250              $2,281
         To adjust estimated accrued expenses                            (471)               (851)
         To adjust estimated income taxes                                 --                  653
         To adjust other assets                                           --                   33
                                                                        ------             ------
         Total adjustments                                              $(221)             $2,116
                                                                        ======             ======


                                                                           Six Months Ended

                                                                 June 30, 1999          June 30, 1998
                                                                 -------------          -------------
         To adjust investments to                                      $(329)                  $1,603
            estimated liquidation values, net
         To adjust estimated accrued expenses                           (508)                    (887)
         To adjust estimated income taxes                                 --                     (255)
         To adjust other assets                                           --                    3,068
                                                                       ------                  -------
         Total adjustments                                             $(837)                  $3,529
                                                                       ======                  =======

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

     On April 15, 1999, Noel distributed 20,567,757 units of the CBI Distribution Trust representing ownership of its entire 2,026,104 share holding of Career Blazers Inc. ("Career Blazers", formerly Staffing Resources, Inc.) common stock valued at $9,888,000 to shareholders of record on the close of business on April 15, 1999. The distribution rate was one trust unit per outstanding share of Noel common stock and the value of the distribution was $.48072 per Noel share.

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

Liquidity and Capital Resources:

     On June 30, 1999, Noel had cash and cash equivalents and short-term investments of approximately $2.6 million. The future cash needs of Noel will be dependent on the implementation of the Plan. It is management's intention that Noel's existing liquid assets will be available to fund Noel's working capital requirements and to meet its other obligations through the remainder of the liquidation period. Pursuant to the Plan, subject to the payment or the provision for payment of the Company's obligations, the cash proceeds of any asset sales together with other available cash will be distributed from time to time pro rata to the holders of the Common Stock on record dates selected by the Board of Directors with respect to each such distribution. Noel believes that its cash and cash equivalents and short-term investments are sufficient to fund its working capital requirements through the completion of the Plan.

     Sources of potential liquidity include the sale or refinancing of current holdings, dividends and preferred stock redemptions from current holdings. Noel does not currently receive, nor expect to receive in the immediate future, cash dividends from any of its holdings.

Statements of Net Assets in Liquidation:

June 30, 1999 versus December 31, 1998

     Cash and cash equivalents and short-term investments decreased by $.8 million primarily due to the funding operating expenses.

     Investments decreased $10.4 million primarily as a result of the distribution of Career Blazers.

Statement of Changes in Net Assets in Liquidation:

Three Months Ended June 30, 1999

     The decrease in estimated liquidation values of assets and liabilities of $.2 million primarily results from the increase to accrued expenses of $.5 million net of the increase in the liquidation value of Carlyle of $.3 million.

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

Item 3. - Defaults upon Senior Securities

a)   None

b) Noel is the holder of 9,929,908 shares (approximately 93%) of Series B Preferred Stock of Carlyle. Carlyle is in default of its mandatory redemption obligations to the holders of such Preferred Stock to the extent of its legally available funds. As of June 30 1999, the accrued but unpaid dividends amounted to approximately $3.1 million.

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


         (A)   Excerpts from Certificate of Incorporation, as amended.                       (b)

         (B)   Excerpts from By-Laws, as amended and restated.                               (c)

(10)     Trust Agreement dated April 12, 1999, by and among Noel Group, Inc.,
         Samuel F. Pryor, III, and Herbert M. Friedman, as trustees.                          10

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

                           Signature

                           NOEL GROUP, INC.

                           Date:    August 11, 1999

                           By: /s/ Todd K. West
                               -----------------
                               Todd K. West
                               Vice President - Finance and Secretary
                               (As both a duly authorized officer of
                               Registrant and as chief financial officer
                               of Registrant).